Form 10QSB
period 2007-12-31
Extreme Home Staging Inc
filed 2008-01-30
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,  2007
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   o Yes  No .    Registrant became effective 11-23-07

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   No

Nevada	7340	14-1961383
State or Other Jurisdiction of Incorporation of Organization)	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

(Name of Small Business Issuer in its Charter)

Extreme Home Staging, Inc.

(Address of Principal Executive Offices and Zip Code)

4507 15th Ave.
Brooklyn, NY 11219

Registrant’s Telephone Number, Including Area Code: (917-543-3699)
(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

As of  January 30, 2008 13,113,333  shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheet at December 31, 2007 and September 30, 2007	2
		Statement of Cash Flows for Quarter Ending December 31, 2007and 2006 and accumulted from Inception May 3, 2006	4
		Statement of Operations for Quarter Ending December 31, 2007 and 2006	4
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	8

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	8
Item	2	Changes in Securities	8
Item	3	Default Upon Senior Securities	8
Item	4	Submission of Matters to a Vote of Securities Holders	8
Item	5	Other Information	8
Item	6	Exhibits And Reports on Form 8K	9

PART I    FINANCIAL INFORMATION

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheet
as at

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$14,992	$16,924
Refundable Cash for Cancelled Subscriptions	-	-

Total Current Assets	$14,992	$16,924

OTHER ASSETS
Website Development	7,000	7,000

Total Other Assets	7,000	7,000

Total Assets	$21,992	$23,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	-	-
Total Current Liabilities	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued	-	-
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,113,333	1,311	1,311
Additional paid in capital	130,589	123,089
Accumulated other comprehensive gain (loss)	-	-
Accumulated Deficit During the Developmental Stage	(109,908)	(100,476)

Total Stockholders' Equity	$21,992	$23,924

Total Liabilities and Stockholders' Equity	$21,992	$23,924

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Periods

			Accumulated
	Three Months Ended		From Inception
			May 5, 2006
	December 31, 2007	December 31, 2006	December 31, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	(9,432)	-	(109,908)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	7,500	-	37,500
Issuance of Shares for Officer	-	-	1,000
Issuance of Common Shares for Services Rendered	-	-	60,000

Changes in Assets and liabilities

Accounts Receivable	-	-
Increase in Subscriptions Payable	-	700	-
Accured Expenses	-	-	-

Net cash provided ( used) in operating activities	(1,932)		(11,408)

Cash flows from investing activities
Website Development	-	-	(7,000)

Net cash provided (used) in investing activities	-	700	(7,000)

Cash flows from financing activities

Sale of Common Stock With Warrants	-	1,000	33,400

Net cash provided (used) by financing activities	-	-	33,400

Net increase (decrease ) in cash	(1,932)	1,700	14,992

Cash and cash equivalents, beginning of period	16,924	24,455	-

Cash and cash equivalents, end of period	14,992	26,155	14,992

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	$-	$0	$1,000
Issuance of common stock in exchange for services rendered	$-	$-	$60,000
Officers Compensation and Rent credited to Additional Paid in capital	$7,500	$0	$37,500

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statement of Operations
For the Periods

			Accumulated
			from inception
	Three Month Ended		May 3, 2006-
	December 31, 2007	December 31, 2006	December 31, 2007
	(Unaudited)	(Unaudited)
REVENUES	-	-

OPERATING ACTIVITIES

General and administrative	3,432	-	12,408
Officers' compensation	6,000	-	30,000
Consulting Fees	-	-	60,000
Professional Fees	-	-	7,500

Total operating expenses	9,432	-	109,908

Income (loss) from operations	(9,439)	-	(109,914)

OTHER INCOME
Investment income	-	-	-

Loss before income taxes	(9,432)	-	(109,908)

Federal Income Tax	-	-	-

NET INCOME (LOSS)	(9,432)	-	(109,908)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	(a)	(a)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,113,333	13,113,333

a = Less than $0.0001

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Three month Ended
December 31, 2007

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007  and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007  audited financial statements.  The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles   generally   accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management plans to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses.   However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2:  Management Discussion and Analysis and Plan of Operations:

Plan of Operation:

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes and our audited financials for the period ending September 30, 2007.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in our  Registration Statement, particularly in the section entitled "Risk Factors" beginning on Page 7 of the Registration Statement filed on November 15, 2007.

Overview

Since our inception on May 3, 2006 our activities have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising seed capital for initiating our website and costs involved with this offering.  We are currently in the process of completing our website which is located at www.extremehomestaging.com, our domain location. Our website will operate as our virtual business card and portfolio for our company as well as our online "home." It will showcase the consulting services we will provide and will showcase the products and services offered by our vendors.

As of January 30, 2008 we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

As of December 31, 2007 we have incurred the expense of $7,000 for our website design and construction and company logo.  We have not spent any money for research and development.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties. As of  January 30, 2008  the contract has not been renewed.

The Agreement provides the following Scope of Work.

The Consultant shall assist the Company in the following endeavors:

F.	Assisting with the implementation of the Vendor Affiliate Program.
G.	Assisting with the implementation of the Extreme Affiliate Program

H.	Assisting with all of the company's activities relating to the execution of the Company's business plan and plan of operations.
I.	Assisting with the Setting up of the Gold Plan Affiliate Program

J.	Acting as Extreme Project Coordinator.

On-going increases to development stage expenses are anticipated. As of December 31, 2007 we have $16,924 in cash available to us which we believe will be sufficient to execute Phase #1 of our operations.

Plan of Operation

Phase #1

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I which is based on our currently available budget, prior to raising additional funds.

•	Adding new features to our Website
•	Setting up our Vendors Affiliate Program "VAP"

•	Setting up our Extreme Affiliate Program "EAP".
•	Planning our Marketing Strategy

•	Website Optimization

•
Beginning in February 2008 we plan to add additional features to our website to accommodate the setup and tracking of our Vendor Affiliate Program. We have budgeted $2,000 for our Vendor Affiliate Program, including additional website enhancement.

Initiating Extreme Vendor Affiliate Program:

We will seek to attract vendors in the following sectors.

1.  Building Material suppliers
2.  Suppliers of Roofing and ancillary services.
3.  Suppliers of plumbing supplies and faucets.
5.  Supplier of floor tiles and floor coverings.
6.  Suppliers of wall tiles and wall coverings.
7.  Suppliers of hardware and house wares.
8.  Suppliers of decorative accents.
9.  Local and national companies who engage in renovation projects
10.  Suppliers of furniture and fixtures.
11.  Architects
12.  Floor Plan preparation Services.
13.  Building contractors
14.  Appraisers
15.  Lenders against home equity
16.  Decorators
17.  Other vendors as we may deem to be useful to our consumers.

•	Beginning in February 2008, we plan to focus on identifying and contacting specific vendors in the initial seven vendor classes outlined above.

•	Beginning in April 2008 we plan to focus on identifying and contacting specific vendors in the vendor classes 8-17.

Initiating our Affiliate Program during Phase I.

Due to budgetary constraints, during Phase I, our Affiliate Program will be a modified version of the Gold Plan Affiliate Program which we plan to initiate during Phase II of our operations.

•
Beginning June 2008, we plan to compile a list identifying prospective Extreme affiliates we plan to contact to join our Extreme Affiliate Program.  We plan to use the following mediums to locate prospective Extreme Affiliates.

•	The Internet
•	Local Advertising

•	Word of Mouth
•	Distributing business cards at open house meetings sponsored by real estate brokers.

We plan to seek Affiliates in the following disciplines:

•	Real Estate Brokers
•	Decorators

•	Traditional Home Stagers

•
Beginning in July 2008 , we plan to initiate our Extreme Affiliate Program based on our budget of currently available resources (see also budget for the next 12 months). We plan to allocate approximately $2,000 to efforts we plan to undertake for the purpose of identifying and attracting qualified Affiliates to our network.   One method we plan to use under our low budget plan is to advertise on Real Estate Affiliate Marketing websites.  Additionally, we plan to reach out to traditional home stagers and real estate brokers though email informing them of our extreme home staging services and inviting them to join our Extreme Affiliate program.

Marketing and Website Optimization

•
Beginning in August  2008, we plan to pursue search engine placement, as part of our marketing and branding program. Our objective is to optimize the website for priority search engine placement, in order to increase the number of links to the site.  We believe we can receive improved search results and search engine saturation, which in turn directs more traffic to our website, from  prospective affiliates as well as prospective clients.   We are budgeting $2,000 for website optimization during the next 12 months.

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

We  intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising  additional  funds  from  the  possible  exercise  of Warrants or equity financing  with  private  investors.   We currently have not entered into any with any funding agreements.   Our outstanding Warrants are exercisable at prices between $0.50  and  $1.00  per  share of Common Stock.  The Company does not expect that warrants  will  be exercised if the prevailing price of the Common Stock at such time  of  exercise  is  below  or  at  the  exercise  price.

Should  the company be successful in raising funds in exchange of the  issuances of  equity  or convertible debt securities it is highly likely it will result in massive dilution to our current shareholders.  Further,  such  securities  might have  rights,  preferences  or  privileges  senior  to  our  Common  Stock.

There is no assurance that the Company will enter into an agreement for funding, or  that funding will be available at an acceptable cost of funds.  In the event the  Company  is  unable  to  raise  the  necessary  funds, it will be forced to significantly curb its activities in order to preserve its capital, and may have to  go  out  of  business  if  it  does  not  succeed.

Liquidity and Capital Resources:

As of  December 31, 2007 the Company has cash available of $14,992.  The Company will need to raise substantial funds in order to execute its marketing plan.

Item 3.   Controls & Procedures:

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2 .  Changes in Securities
None.

Item 3. Unregistered Sale of Securities
None

Item 4.Defaults Upon Senior Securities.
None

Item 4.Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending  December 31,  2007 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6. Other Information.
None

 Item 6. Exhibits and Reports of Form 8-K.
None

Exhibits Other:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

Extreme Home Staging, Inc. /s/ Milka Fixler , President January 30, 2008

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Extreme Home Staging, Inc.
Registrant
Date: January 30, 2008	/s/ Milka Fixler
President, Chief Executive Officer
/s/Milka Fixler Chief Accounting Officer
/s/Milka Fixler Chief Financial Officer