Form 10QSB
period 2008-03-31
Extreme Home Staging Inc
filed 2008-04-29
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (Mark One)

☑	QUARTERLY & SIX MONTH INTERIM REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of  April 28, 2008 13,113,333  shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheet at March 31, 2008 and September 30, 2007	2
		Statement of Cash Flows for Quarter Ending March 31, 2008 and accumulated from Inception May 3, 2006	4
		Statement of Operations for Quarter Ending March 31, 2008 and 2007	4
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	8

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	8
Item	2	Changes in Securities	8
Item	3	Default Upon Senior Securities	8
Item	4	Submission of Matters to a Vote of Securities Holders	8
Item	5	Other Information	8
Item	6	Exhibits And Reports on Form 8K	9

PART I    FINANCIAL INFORMATION

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheet
as at

	March 31,	September 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$13,986	$16,924
Refundable Cash for Cancelled Subscriptions	-	-

Total Current Assets	$13,986	$16,924

OTHER ASSETS
Website Development	7,000	7,000

Total Other Assets	7,000	7,000

Total Assets	$20,986	$23,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	-	-
Total Current Liabilities	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued	-	-
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,113,333	1,311	1,311
Additional paid in capital	138,089	123,089
Accumulated other comprehensive gain (loss)	-	-
Accumulated Deficit During the Developmental Stage	(118,414)	(100,476)

Total Stockholders' Equity	$20,986	$23,924

Total Liabilities and Stockholders' Equity	$20,986	$23,924

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Periods

			Accumulated
	Six Months Ended		From Inception
			May 5, 2006
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	(17,938)	-	(118,414)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	15,000	-	45,000
Issuance of Shares for Officer	-	-	1,000
Issuance of Common Shares for Services Rendered	-	-	60,000

Changes in Assets and liabilities

Accounts Receivable	-	-	-
Increase in Subscriptions Payable	-	6,200	-
Accured Expenses	-	-	-

Net cash provided ( used) in operating activities	(2,938)	6,200	(12,414)

Cash flows from investing activities
Website Development	-	(6,000)	(7,000)

Net cash provided (used) in investing activities	-	(6,000)	(7,000)

Cash flows from financing activities
Additional Paid in Capital		997
Sale of Common Stock With Warrants	-	3	33,400

Net cash provided (used) by financing activities	-	1,000	33,400

Net increase (decrease ) in cash	2,938	1,200	14,992

Cash and cash equivalents, beginning of period	16,924	24,455	-

Cash and cash equivalents, end of period	13,986	25,655	13,986

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	$-	$0	$1,000
Issuance of common stock in exchange for services rendered	$-	$-	$60,000
Officers Compensation and Rent credited to Additional Paid in capital	$15,000	$0	$45,000

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statement of Operations
For the Periods

			Accumulated
			from inception
	Six Month Ended		May 3, 2006-
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)
REVENUES	-	-

OPERATING ACTIVITIES

General and administrative	5,938	-	14,914
Officers' compensation	12,000	-	36,000
Consulting Fees	-	-	60,000
Professional Fees	-	-	7,500

Total operating expenses	17,938	-	118,414

Income (loss) from operations	(17,938)	-	(118,414)

OTHER INCOME
Investment income	-	-	-

Loss before income taxes	(17,938)	-	(118,414)

Federal Income Tax	-	-	-

NET INCOME (LOSS)	(17,938)	-	(118,414)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	(a)	(a)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,113,333	13,113,333

a = Less than $0.0001

The Accompanying Notes are an Integral Part of the Financial Statements

NOTE 1 -  FINANCIAL STATEMENTS

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Six month Ended
March 31, 2008

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008   and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007  audited financial statements.  The results of operations for the period ended March 31, 2008  are not necessarily indicative of the operating results for the full years.

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

As of April 28, 2008 we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

As of March 31,  2008  we have incurred the expense of $7,000 for our website design and construction and company logo.  We have not spent any money for research and development.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties. As of  March 31,  2008  the contract has not been renewed.

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

On-going increases to development stage expenses are anticipated. As of March 31, 2008 we have $13,986 in cash available to us which we believe will be sufficient to execute Phase #1 of our operations.

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
11.  Architects
12.  Floor Plan preparation Services.
13.  Building contractors
14.  Appraisers
15.  Lenders against home equity
16.  Decorators
17.  Other vendors as we may deem to be useful to our consumers.

•	Beginning in February 2008, we plan to focus on identifying and contacting specific vendors in the initial seven vendor classes outlined above. We are currently in the process of soliciting Vendors.

•	Beginning in May 2008 we plan to focus on identifying and contacting specific vendors in the vendor classes 8-17.

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

Liquidity and Capital Resources:

As of  March 31, 2008 the Company has cash available of $13,986.  The Company will need to raise substantial funds in order to execute its marketing plan.

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

Item 2 .  Changes in Securities
None.

Item 3.  Unregistered Sale of Securities
None

Item 4. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending  March 31, 2008 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6.  Other Information.
None

 Item 6.  Exhibits and Reports of Form 8-K.
None

Exhibits Other:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

Extreme Home Staging, Inc. /s/ Milka Fixler , President April 28, 2008

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Extreme Home Staging, Inc.
Registrant
Date: April 28, 2008	/s/ Milka Fixler
President, Chief Executive Officer
/s/Milka Fixler Chief Accounting Officer
/s/Milka Fixler Chief Financial Officer