Form 10QSB
period 2008-06-30
Extreme Home Staging Inc
filed 2008-07-22
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (Mark One)

☑	QUARTERLY & NINE MONTH INTERIM REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly and Nine Month period ended  June 30,  2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of  July 18,  2008 13,113,333  shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets at June 30, 2008 and September 30, 2007	2
		Statement of Operations for Quarters and Nine Months Ending June 30, 2008 and 2007	3
		Statement of Cash Flows for Nine Month Ending June 30, 2008 and 2007 and accumulated from Inception May 3, 2006	4
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	8

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	8
Item	2	Changes in Securities	8
Item	3	Default Upon Senior Securities	8
Item	4	Submission of Matters to a Vote of Securities Holders	8
Item	5	Other Information	8
Item	6	Exhibits And Reports on Form 8K	9

PART I    FINANCIAL INFORMATION

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheets
as at

	June 30,	September 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$10,760	$16,924
Refundable Cash for Cancelled Subscriptions	-	-

Total Current Assets	$10,760	$16,924

OTHER ASSETS
Website Development, Net of Amortization	6,650	7,000

Total Other Assets	6,650	7,000

Total Assets	$17,410	$23,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Subscriptions Payable	-	-
Total Current Liabilities	-	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued	-	-
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,113,333	1,311	1,311
Additional paid in capital	145,589	123,089
Accumulated other comprehensive gain (loss)	-	-
Accumulated Deficit During the Developmental Stage	(129,490)	(100,476)

Total Stockholders' Equity	$17,410	$23,924

Total Liabilities and Stockholders' Equity	$17,410	$23,924

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Operations
For the Periods

					Accumulated
					from inception
	Three Month Ended		Nine Month Ended		May 3, 2006-

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	-	-	-	-

OPERATING ACTIVITIES

General and administrative	3,576	5,739	6,514	5,739	16,989
Officers' compensation & Rent Charged to	7,500	30,000	22,500	30,000	52,500
Additional Paid in Capital
Consulting Fees	-	-	-	-	60,000

Total operating expenses	11,076	35,739	29,014	35,739	129,490

Income (loss) from operations	(11,076)	(35,739)	$(29,014)	$(35,739.00)	(129,490)

OTHER INCOME
Investment income	-	-	-	-	-

Loss before income taxes	(11,076)	(35,739)	(29,014)	(35,739)	$(129,490)

Federal Income Tax	-	-	-	-	-

NET INCOME (LOSS)	(11,076)	(35,739)	(29,014)	(35,739)	(129,490)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	(a)	(a)	(a)	(a)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,113,333	1,200,000	13,113,333	13,113,333

a = Less than $0.0001

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Periods

			Accumulated
	Nine Months Ended		From Inception
			May 5, 2006
	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	(29,014)	(35,739)	(129,490)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	22,500	30,000	52,500
Depreciation & Amortizatio	350	-	350
Issuance of Common Shares for Services Rendered	-	-	60,000

Changes in Assets and liabilities

Accounts Receivable	-	-	-
Increase in Subscriptions Payable	-	6,200	-
Accured Expenses	-	-	-

Net cash provided ( used) in operating activities	(6,164)	461	(129,400)

Cash flows from investing activities
Website Development		(6,000)	(6,650)
Net cash provided (used) in investing activities		(6,000)	(6,650)

Cash flows from financing activities
Additional Paid in Capital		-	145,589
Capital Stock	-	1,203	1,311

Net cash provided (used) by financing activities	-	1,000	146,900

Net increase (decrease ) in cash	(6,164)	$(4,539)	10,760

Cash and cash equivalents, beginning of period	16,924	24,455	-

Cash and cash equivalents, end of period	10,760	19,916	10,760

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	$-	$1,000	$1,000
Issuance of common stock in exchange for services rendered	$-	$-	$60,000
Officers Compensation and Rent credited to Additional Paid in capital	$22,500	$30,000	$52,500

The Accompanying Notes are an Integral Part of the Financial Statements

NOTE 1 -  FINANCIAL STATEMENTS

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine month Ended
June 30, 2008

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008   and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3- INTELLECTUAL PROPERTIES

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its websites as incurred.  The company incurred no costs for research and development, and has incurred $6,000 for development stage during the fiscal period ended September 30, 2007 and $1,000 for the period ended September 30, 2006 for an aggregate of $7,000.  The company launched its website on April 1, 2008.  The Company charged $350 for amortization expense during this period.

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

As of July 18,  2008 we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

The company incurred no costs for research and development, and has incurred $6,000 for development stage during the fiscal period ended September 30, 2007 and $1,000 for the period ended September 30, 2006 for an aggregate of $7,000.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties. As of  June 30,  2008  the contract has not been renewed, although the consultant agreed to continue to work with our CEO in implementing the business plan.

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

On-going increases to development stage expenses are anticipated. As of  June 30,  2008 we have $10, 760  in cash available to us which we believe will be sufficient to execute Phase #1 of our operations.

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

•
We are currently  focusing  on identifying and contacting specific vendors in the initial seven vendor classes outlined above.  We are currently in the process of soliciting Vendors.    We have not yet succeeded in recruiting any vendors for our program, nowithstanding our ongoing efforts.

Initiating our Affiliate Program during Phase I.

Due to budgetary constraints, during Phase I, our Affiliate Program will be a modified version of the Gold Plan Affiliate Program which we plan to initiate during Phase II of our operations.

•
Beginning August 2008, we plan to compile a list identifying prospective Extreme affiliates we plan to contact to join our Extreme Affiliate Program.  We plan to use the following mediums to locate prospective Extreme Affiliates.

•	The Internet
•	Local Advertising

•	Word of Mouth
•	Distributing business cards at open house meetings sponsored by real estate brokers.

We plan to seek Affiliates in the following disciplines:

•	Real Estate Brokers
•	Decorators

•	Traditional Home Stagers

•
Beginning in September  2008 , we plan to initiate our Extreme Affiliate Program based on our budget of currently available resources (see also budget for the next 12 months).    One method we plan to use under our low budget plan is to advertise on Real Estate Affiliate Marketing websites.  Additionally, we plan to reach out to traditional home stagers and real estate brokers though email informing them of our extreme home staging services and inviting them to join our Extreme Affiliate program.

Marketing and Website Optimization

•
Beginning in September  2008, we plan to pursue search engine placement, as part of our marketing and branding program. Our objective is to optimize the website for priority search engine placement, in order to increase the number of links to the site.  We believe we can receive improved search results and search engine saturation, which in turn directs more traffic to our website, from  prospective affiliates as well as prospective clients.

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.  We are experiencing difficulties in raising funds considering the current implosion in the real estate market due to the subprime mortgage crisis affecting all aspects of the real estate market.

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

Liquidity and Capital Resources:

As of  June 30,  2008 the Company has cash available of $10,760.  The Company will need to raise substantial funds in order to execute its marketing plan.

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
None

Item 4. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending June 30,  2008 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6.  Other Information.
None

 Item 6.  Exhibits and Reports of Form 8-K.
None

Exhibits Other:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

Extreme Home Staging, Inc. /s/ Milka Fixler , President July 22 , 2008

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Extreme Home Staging, Inc.
Registrant
Date: July 22, 2008	/s/ Milka Fixler
President, Chief Executive Officer
/s/Milka Fixler Chief Accounting Officer
/s/Milka Fixler Chief Financial Officer