Form 10-K
period 2008-09-30
Extreme Home Staging Inc
filed 2008-11-21
CIK 1391142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

EXTREME HOME STAGING, INC.

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number: 333-146939

(Name of small business issuer as specified in its charter)

Nevada	7340	14-1961383
State or Other Jurisdiction of Incorporation of Organization)	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

Milka Fixler
4507 15th Ave.
Brooklyn, NY 11219
Tel:  917-543-3699

(Address and Telephone Number of Registrants Principal Place of Business)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Shares par value  $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

Since its inception, the Company,  no revenues were generated.

As of  November 21,  2008  the number of shares outstanding of the company's $.0001 par value common stock was 13,113,333.    Aggregate market value of the voting stock held by non-affiliates of Extreme Home Staging, Inc. is approximately $556,666.  The estimate is based on 1,113,333 shares held by non-affiliates  multiplied by the  closing price of $.50.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements, such as those pertaining to our plans, strategies and prospects, both business and financial. These statements involve known and unknown risks, assumptions, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, strategy, anticipated, estimated or projected results or achievements expressed or implied by these forward-looking statements. These factors include, among other things, customer/counterparty credit and liquidity risk, customer acceptance of risk management, interest rates, commodity price volatility, transaction volumes, and our ability to develop new products for our customers. You should consider the risks described in the “Risk Factors” section beginning on page 9 of this annual report on Form 10-K, in evaluating any forward-looking statements included in this report.

In some cases, you can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” or other comparable terms, or by discussions of strategy, plans or intentions.

There is no assurance the events discussed or incorporated by reference in this report or circumstances reflected in the forward-looking statements will occur and actual results, performance or achievements could differ materially from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this report whether as a result of new information, future events or otherwise.

Item:  1  Description of  Business:

Business Overview:

The Company was incorporated on May 3, 2006 as Extreme Home Staging, Inc., by Certificate of Incorporation issued pursuant to laws of the State of Nevada.   Home staging is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace. The ultimate goal of staging is to place the home in the best showcase condition, so that it sells at the highest possible price in the shortest possible time. Traditional staging centers around improving the appearances of the home by de-cluttering, depersonalizing, updating old or unattractive fixtures, opening curtains and blinds to let in natural light, turning on interior and exterior lights at nighttime, painting,  furniture rearrangement, and accessorizing designed to accentuate attractive features of the home and minimizing flaws.

Real estate agents have practiced traditional staging since the 1970s, but it was not until the 1990s that staging became a separate endeavor adopted by professional designers and decorators.   In recent years home staging has become a popular undertaking by many homeowners seeking to maximize on the sale price and selling their property in the quickest time frame.

Our Business Concept:

Extreme Home Staging  takes the concept of traditional  home staging to the extreme in order to significantly raise the resale  value of the property being sold to reflect the real increased value of the property being sold.  Extreme Home Staging is more than simply freshening up the paint, clearing out the clutter, and making rooms look bigger.  Extreme Home Staging is actually making rooms bigger, or adding a bathroom or sun room, re-doing the kitchen or bath from the floor up.  Extreme Staging is about significant upgrades and renovations combined with artful design and styling in order to command a significantly higher resale price on the sale of the property.

Industry Overview:

A house is made up of many different components, each of which may add value to (or subtract value from) the asset.  According to a report published by the National Center of Real Estate Research authored by G. Stacy Sirmons and David Macpherson of the Florida State University, physical attributes that determine the productive appeal of a property includes the physical improvements to the site, such as the size, quality, and style of the structure and other factors such as location and age. Per standard appraisal practice, property value is usually affected by (1) physical characteristics and location, (2) conditions of sale, (3) market conditions, and (4) financing.

A TReND MLS study conducted for the (Philadelphia area) included data of detailed Property characteristics and selling prices to estimate the marginal value of individual characteristics of housing. These values can vary with consumers' tastes and preferences, the price of the property, location, etc. Knowing the marginal contribution to value of individual characteristics can allow better comparisons between similar homes and increase efficiency in home pricing and valuation.

According to the TReND MLS data for the Philadelphia area which contain 28,828 observations from twenty-one counties and include property characteristics and selling prices.  The theoretical model is discussed and an empirical model is developed to estimate the value of a number of property characteristics. The variables behave generally as expected. Some major conclusions  are:

•	Each additional bedroom adds about four percent to price;
•	Bathrooms have a dramatic effect on selling price with each full bath adding about 24 percent to selling price;

•	Central air conditioning adds about 12 percent to price;
•	Nine foot ceilings add about six percent to price;

•	A sitting area in the master bedroom increases price by eight percent;
•	A basement increases value by nine percent;

•	a laundry in the basement decreases value by two percent;
•	Houses with vinyl and aluminum exteriors sell for about four percent less than houses with brick while houses with stucco and wood exteriors sell for about nine percent more;

•	internal features that add the most value are a family room, a dining room, a whirlpool, and a security system;
•	Fireplaces have a strong, positive effect on selling price with each fireplace adding about 12 percent;

•	Floors that are wood, tile, or a combination of those add the most value;
•	Kitchen features that are most valued are a built-in refrigerator, a kitchen island, and a double oven;

•	a useable attic adds about two percent to price;
•	a garage adds about 13 percent to selling price;

•	An in-ground swimming pool adds about eight percent to value while an above ground pool adds no value;
•	Exterior features that affect selling price most included a patio, a sprinkler system, a paddock, and a tennis court;

Our Planned Business:

We are a development stage company and have not yet started operations or generated or realized any revenues from our business operations.  Milka Fixler is our sole officer and director, as well as our controlling stockholder. We currently have no employees.   Under Section 405 of the Securities Act we are defined as a shell company based on our nominal operations and assets.

Our activities to date include organizing our company, and raising initial seed capital to enable us to develop a website which will serve as the primary venue for our business.   Our mission is to become the leading one-stop web site for home owners, real estate brokers and flippers wishing to maximize their revenue any time a house they own or represent is sold.  Our website  operates as our virtual business card and portfolio for our company as well as our online "home." It will detail  our (i)  consulting services which  we plan to provide,  and will (2) showcase the products and services offered by our vendors,  and (iii) eventually we plan for  our site to be an advertising vehicle to provide fee generated sponsored advertising to advertisers.

We plan for our website to provide all of the resources and tools needed for conducting extreme staging on properties that are being placed on the market for sale, with the objective of significantly increasing the value of the property for maximum sale price in the quickest time frame.   Among the key elements of our strategy, we will be  providing consulting services customized to each project, along with an on line venue for connecting consumers with a variety of  professional service providers who provide the type of services that are necessary for extreme home staging. We plan to also serve the do-it-yourself home owners engaging in an extreme staging project, by providing them with array vendors for shopping the material needed for their do-it-yourself upgrading projects.   Additionally, we plan to have engaging and informative content along with a forum for consumer and professional discussions centered on making each extreme home staging experience a profitable and pleasant endeavor.

We launched our website at our domain location located at www.extremehomestaging.com.

To date, we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

Our Strategy:

Our strategy includes recruiting two classes of Affiliates.   The Vendor Affiliate Program for vendors to provide products and services useful to Extreme Home Staging, and the Extreme Affiliate Program, which recruits Affiliates nationwide to distribute our products and services.  A key  distinction between the Vendor Affiliates and Extreme Affiliate arrangements; the Vendor Agreements we receive a percentage of the sale of each product or service purchased by our members from the Vendor through accessing the Vendor's  link on our website,  whereas, for the Extreme Affiliate Agreements, we will pay to each Extreme Affiliate a percentage of the fees  we generate on referrals they make to us, or for overseeing staging projects for  our clients in their geographic areas that we refer to them.

We plan to execute our business plan in two phases.

Phase I

•	The further development of our website to accommodate both the Vendor Affiliate Program and the Extreme Affiliate Programs.
•	Setting up our Vendor Affiliate Program "VAP

•	Setting Up Our Extreme Affiliate Program: "EAP"
•	Planning our marketing strategy.

Setting up our Vendor Affiliate Program "VAP"

We plan to initiate a Vendor Affiliate Program which is designed to attract an array of vendors and suppliers offering the types of services that will be useful to the consumer undertaking extreme home staging projects.   We plan to establish criteria of specific qualifications we will seek for each vendor class, along with terms and conditions we will opt for in establishing each vendor affiliate contract.

Our plan is to contract with each of our vendors through an affiliate agreement that will provide a link from our website to their website.  The basic contract will provide that for each purchase by our clients of their products and services, an agreed upon percentage of the sale is paid to us by the Vendor  upon completion of each purchase.

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

Setting Up  Our Affiliate Program:

In order to distribute our services to the widest possible consumer base on a national basis, we plan to establish affiliate relationships with traditional home stagers and real estate brokers as well as qualified decorators.

We plan to offer affiliate arrangements with designated affiliates, whereby they will refer their extreme home staging clients to us to utilize our consulting services and vendor infrastructure in a co-sharing arrangement with us, and we also plan to also seek affiliates nationally who would be willing to oversee our extreme home staging projects which are located in their respective geographic location. We plan to offer a percentage of the commission to be generated including revenues generated through the Vendor program.    The precise commission structure will be decided upon when we have had the opportunity to determine the level of interest of qualified Affiliates we are able to attract.

Our strategy is to attract a network of real estate affiliates nation wide to join our affiliate program and become an Extreme Affiliate.

Extreme Affiliate Targets:

We plan to compile a list of targets located throughout the US, out of the following disciplines:

Traditional Home Stagers
Real Estate Brokers
Decorators
Personal Home Shoppers
Entrepreneurs interested in training and qualifying.

We plan to prepare an informative introductory informational mailing about our Company and the products and services we will offer.  The informational will have a designated area where Extreme Affiliate prospective targets could check off a box to indicate they are interested in learning more about our Extreme Affiliate Program.   This informational will be directed to our email address at our domain location www.extremehomestaging.com.   Once received, we will contact each prospective affiliate to initiate a dialogue for the purpose of qualifying and hopefully recruiting the Affiliate as a participating consultant to our Extreme Affiliate Program.

Implementing our Gold Plan Affiliate Program during Phase II

Depending on our budget and provided funding is available, we plan to hire a qualified professional to prepare the "Extreme Training Manual" along with a comprehensive training course which will be designed to educate our Affiliates with the techniques to be applied in extreme staging projects.  We plan to require that each Affiliate undergo a full training program and earn an Extreme Staging Certification attesting to their successful completion of the training course.

Our objective is to sponsor seminars in locations throughout the US and later in Canada  for training and orientation to the principals and guidelines of extreme staging projects.   Seminars will also be an opportunity for interaction between prospective Affiliates in a congenial atmosphere that we hope will foster unity and trust between our affiliates and our Company.   Initially, we have not yet decided whether we will charge our prospective extreme affiliates for the total cost or partial cost of our training and seminars as we have not yet determined the level of interest and the possible need to incentivize  qualified applicants.

Our objective is to recruit upwards of eight affiliates to each seminar and to conduct three seminars every quarter.   Our long term plan anticipates that during a one year period, we hope to recruit close to 100 affiliates nationwide.  There is no assurance that we will succeed in recruiting any affiliates.

Products, Services & Revenue Streams:

We anticipate generating revenue from three primary revenue streams:

1.	Consulting Services:

Our extreme staging clients will have the option of contracting with us for two levels of consulting services:

Level I:  Consulting: We will undertake an on site thorough analysis of the property to be staged in conjunction with demographic studies of property comparables.  We will then  provide the client with a written report of suggested upgrades and renovation, for the client to undertake.  Level I clients will pay for the reports at an hourly rate which we have not yet determined.

Level II:   Managed Project:  In addition to the foregoing consulting services, we will undertake to manage the project from inception to completion.  We will assist with the paper work to apply for the necessary building permits, assist with arranging for home equity loan to fund the renovation project, and manage every aspect of the extreme staging project.   We plan to also assist with the sale of the property following completion of the renovation and upgrades.   We have not yet decided precisely our fee structure for managed projects.

2.	Vendor Fees:

Our plan is to contract with each of our vendors through an affiliate agreement that will provide a link from our website to their website.  The basic contract will provide that for each purchase by our clients of their products and services, an agreed upon percentage of the sale is paid to us by the Vendor  upon completion of each purchase.

3.	Advertising/Sponsorship-

Advertising/Sponsorship - When we achieve a significant membership base to our website we will employ a standard model in charging for advertising and sponsorships. The demographic that real estate and home improvement services typically attracts is especially desirable to advertisers so this revenue stream has the potential to be substantial.

Google AdSense is a fast and easy way for website publishers of all sizes to display relevant, unobtrusive Google ads on their website’s content pages and earn money. Because the ads are related to what users are looking for on a site, publishers have a way to both monetize and enhance their content pages.

Distribution of our Products and Services:

We plan to distribute our products and services through our designated Affiliates which we hope to recruit nationwide.   We plan to advertise in local and community publications in the geographic locations of our Affiliates, as well as conducting national advertising campaigns, such as advertising on Talk Radio nationally syndicated radio program At Home with Gary Sullivan, which airs from 9AM to noon (Eastern Time) Saturdays and Sundays and centers around home improvements.

Our marketing strategy revolves around promotion of our website and the continual attraction of users.  We plan to employ a variety of methods to promote our brand to include strategic purchases of online advertising and website optimization on a test basis.

Our advertising budget is modest and using a good PR firm to introduce our services will be the most cost-effective means to make our services known and understood.  The numbers of printable stories that can be generated by firms that newly enable a service to consumers make for good reading and the inevitable job creation and economic benefits give a stake to many organizations in our success, providing PR and information partners for us.

3.  Status of any publicly announced new Product or Service.

    No new product has recently been publicly announced.  In April 2008 we launched our website at www.extremehomestaging.com.

4.  Competitive business conditions, the Issuer's competitive position in the industry, and methods of competition.

We believe the uniqueness of the services we plan to offer positions our Company to an excellent starting point in becoming a leading provider of extreme home staging services to our clients.

We believe that Extreme Home Staging is a unique business concept which takes traditional home staging involving merely changing the outward appearance of a property with inexpensive modifications to the extreme, in order to significantly raise the resale value of the property being sold in order to reflect the real value of the property being sold.   Extreme Staging is about significant upgrades and renovations combined with artful design and styling in order to command a significantly higher resale price on the sale of the property.

Additionally, the services we plan to render for Level II consulting - Managed Projects is unique as well and opens the opportunity to many home owners who are interested in realizing a higher price on the resale of their home through extreme home staging, but lack the expertise  in undertaking a renovation project geared for this purpose.  Through our professional staff which we plan to recruit and our overall infrastructure, we plan to be in a position to provide this service to our target market nation wide.

Nonetheless, we expect to face intense competition from well established traditional home staging companies who may not yet be focusing on the market for extreme home staging.  The current crop of traditional home staging entities who have been operations for many years, have far greater brand  recognition,  longer  operating  histories,  larger  customer  bases  and significantly  greater  financial  resources  than  we. This may result in our inability to compete   successfully against our competitors, which may cause us to go out of business.

5.  Sources and Availability of raw materials and the names of principal suppliers.

The Company does not use raw materials in its products and services.

6.  Dependence on one or a few customers.

The Company currently has no clients for its services.

The Company's objective is to have a diversified clientele nationwide and in various geographical locations.  We will need to raise substantial funds to enable us to aggressively market our product through public relations firms and effective advertising.  There is no assurance we will be successful in raising additional funds.  Because we are a new business, it is likely that at some point we may depend on one or a few customers for all of our business.

7.  Patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts, including their duration.

We own our domain name www.extremehomestaging.com.   We have no Patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts.

8.  The need for government approval of principal products or services.

For our Level II  Managed Project client's,  the  Owner of the premises being renovated  will be required to obtain a Building Permit to undertake the planned renovations.  We plan to assist our clients in preparing and filing the proper documents to obtain the necessary permits.   We do not plan to directly apply for permits on behalf of our clients.  We are not aware of any requirement of government approvals for maintaining our website, and providing the services to our clients.

9. Technology:

We  use commercially available software, as well as our own developed proprietary software.  Our systems combine our proprietary technologies and commercially available, licensed technologies.  Our current strategy is to license commercially available technology to augment internally developed solutions.

10. Employees:

The business of Extreme Home Staging, Inc. will be managed by  Milka Fixler our CEO and our only employee to date.  Our future success depends in large part upon our ability to attract and retain highly qualified employees.  Competition for such personnel is intense, and there can be no assurance that we will be able to retain our senior management or other key employees or that we will be able to attract and retain additional qualified personnel in the future.

Item 1A:  Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this 10K report in evaluating our Company and its business before purchasing shares of our Common Stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks associated with our Business:

1. We are a new business and lack an operating history upon which an evaluation of our future success or failure can be made.   We have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on May 3, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is ($141,704).  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*
Our ability to enter into vendor affiliate agreements, which would enable us to generate revenues upon the sale of the vendors services to our clients who accessed their website through the link on our website.

*	Our ability to attract affiliates who will provide our services to their networks of clients in their geographic location.
*	Our ability to generate sufficient revenues to cover our expenses and make a profit through the sale of our services to a sizable client base
*	Our ability to attract advertisers to our website in order to generate advertising revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

2.  Our auditors have issued a going concern opinion about our ability to continue to operate, and because we will require substantial funds to market our services in order to attract clients for our services, we may not have sufficient funds to operate a viable business which may result in our ceasing operations.

Following review of our financial statements, our auditors have determined that we do not have sufficient working capital necessary to be successful and to grow our business. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. According to our auditors, continuation of our Company as a going concern is dependent upon raising funds and generating ongoing revenues from our operations. If we a fail to accomplish both, we will most likely fail and you will lose your investment.   As of September 30, 2008 we had available $9,146, which may not be sufficient to cover our ongoing expenses for the next 12 months.  Furthermore, our capital requirements to implement our business strategy during Phase II will be significant. We anticipate requiring additional funds to execute Phase I and  Phase II of our planned activities, in order to significantly expand our operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms will  have a material adverse effect on our business, operating results, and  financial condition.

3. We do not currently have any vendors, affiliates and   clients and we cannot guarantee we will ever have any. Even if we obtain vendors and clients, there is no assurance that we will make a profit.

We do not currently have any vendors, affiliates and clients. Even if we obtain vendors and clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

4.  Our promotional and marketing efforts may not result in generation of any revenue which may cause our business to fail and for you to lose your investment.

If our promotional and marketing efforts do not attract customers, then we will not generate any revenue. We intend to target customers that will need our services.   If we do not attract customers through our promotional and marketing efforts, then it is likely that our business will fail and cause you to lose your investment.

5.  We will require additional financing which may require the issuance of additional shares which would dilute the ownership held by our shareholders.

We will need to raise funds through either debt or the sale of our shares in order to achieve our business goals. Although there are no present plans, agreements, commitments or undertakings with respect to the sale of additional shares or securities convertible into any such shares by us, any shares issued would further dilute the percentage ownership held by the stockholders.   Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has no experience in recruiting key personnel which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

7. Milka Fixler, our sole officer and director will only be devoting limited time to our operations, consequently, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

Our CEO, Milka Fixler, is our sole officer and director, and will only be devoting approximately 20 hours per week to our operations.  As a result, our operations may be sporadic and occur at times which are convenient to our CEO.  This may cause our operations to be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

8. We are dependent on Milka Fixler, our CEO and sole officer and director for executing our business plan and ongoing operations.   If our CEO resigns,   our operations will be suspended or cease. If that should occur, you could lose your investment.

Our CEO, Milka Fixler is our sole officer and director.  If she resigned for any reason, our business would cease operations and you would lose your entire investment.

9. Milka Fixler is our sole officer and director and is responsible for our managerial and organizational structure.  In the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director who is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, our officer will be responsible for the administration of the controls.  Her lack of experience in this area may result in her being incapable of creating and implementing the proper controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

10.  We do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

11.  We expect to face intense competition from well established traditional home staging companies who may not yet be focusing on the market for extreme home staging.  The current crop of traditional home staging entities who have been operations for many years, have far greater brand  recognition,  longer  operating  histories,  larger  customer  bases  and significantly greater resources  than  we. This may result in our inability to compete   successfully against our competitors, which may cause us to go out of business.

We expect to face intense competition from traditional home staging providers, many of which have established national networks of participating home staging companies.

In addition, nearly all established firms that choose to compete with us will have greater brand   recognition,  longer  operating histories, larger customer bases and significantly greater financial, marketing and other resources than we will  have.  Some of our competitors  could  enter  into exclusive arrangements with firms, associations or industries and  deny  us access to their sectors, devote greater resources to marketing and promotional  campaigns  and devote substantially more resources to their website and  systems  development  than  we will be able to do. This may result in our inability to  successfully compete and gain market share, which  may  cause  us  to  go  out  of  business.

12.  If we are unable to establish a large user base we will  have difficulty   attracting advertisers  to our web site, which will hinder our ability to generate advertising revenues, which may affect our ability to expand our business operations and our user base.

A part of our business plan and marketing strategy requires us to establish a large user base. We currently do not have any members. We will only be able to attract advertisers to our web site and possibly begin to generate advertising revenues if we can obtain a large enough user base. The number of users necessary to attract advertisers will be determined though discussions with the potential advertisers and their input as to whether we can obtain revenues from advertisements based upon the total members at that time. If for any reason our web site is ineffective at attracting consumers or if we are unable to continue to develop and update our web site to keep consumers satisfied with our service, our user base may decrease and our ability to generate advertising revenues may decline.

Risks Related To Our Industry.

13.  Potential regulation of internet service providers could subject us to unforeseen restrictions on our projected use of our website which could increase our operating costs.

We plan for our website www.extremehomestaging.com to operate as our virtual business card and portfolio for our company as well as our online "home." It will showcase the services we will provide and will showcase the products and services offered by our vendors.  The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service funds. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine those Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could affect Extreme Home Staging because those additional charges could be passed to us and could significantly increase our operating costs.   If we do not generate sales sufficient to cover our expenses and generate a profit, you may lose your investment.

14.  Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients which may result in our going out of business and for you to lose your investment.

We may be required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions and/or privacy laws, which would devastate our business, and may result in the loss of your investment.

15.  Our operating results could be impaired if we become subject to burdensome regulations, legal uncertainties, and/or fees concerning operation of our website which may increase our expenses and cause us to go out of business.

Since 1998, the system for the internet has been run by a US (non governmental organization) known as ICANN - the Internet Corporation for Assigned Names and Numbers. It is an independent body, but is under contract to the US Department of Commerce.  Other countries have become increasingly uncomfortable with the arrangement, countries including China and Iran wanted so-called “internet governance” transferred to an international body linked to the UN while the   EU wanted some kind of intergovernmental “cooperative body”.   An agreement was reached November 2005 wherein the US will keep its oversight of the technology that underpins the internet. But a new international “internet governance forum” will be set up to discuss issues of concern.  Although currently this new forum is not envisioned to have any decision-making powers,” there is no assurance that this forum and the international community will not at some point impose burdensome regulations or fees to companies conducting commerce over the internet.  Should that occur, it would adversely affect our business and may impede our ability to implement our platform and to facilitate transactions over the internet.   Consequently, it could result in our business failing, and you losing your entire investment.

Risks associated with this offering:

16.  Our Officer and Director Milka Fixler's control of 76% of the outstanding shares may prevent you from causing a change in the course of our operations and may affect the price of our common stock.

Milka Fixler beneficially owns approximately 76% of our common stock. Accordingly, for as long as Ms. Fixler continues to own more than 50% of our common stock, she will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, regardless of the number of our common shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is limited.  This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

17.  Sales of a  substantial  number of shares of our  common  stock  into the public market by the selling  stockholders may result in significant  downward pressure on  the  price  of  our  common  stock  and  could  affect  the  ability  of our stockholders to realize the current trading price of our common stock which may cause you to lose some or all of your investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock.  We have 13,113,333 shares of common stock issued and outstanding as of the date of this prospectus.  Selling Stockholders are able to resell up to 3,113,333 shares of our Common Stock including the 2,000,000 shares issued to our consultant of which the maximum that can be sold is 1% of the outstanding shares every 90 days so long as the shares represent in excess of 9.9% of the outstanding shares of the company.  In addition, If each shareholder exercises his Warrants we will be required to issue an additional 2,226,667 shares of Common Stock which the Selling Warrant Holders will be able to resell in the market. As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock. As a result of any such decreases in price of our Common Stock, purchasers who acquire shares from the Selling Stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our Common Stock as the Selling Shareholders sell their shares of our Common Stock could encourage short sales by the Selling Shareholders or others.  Any such short sales could place further downward pressure on the price of our Common Stock.

In addition, as of  the date of this prospectus   there are 10,000,000 outstanding  shares of our Common Stock that are  restricted  securities  as that  term is  defined  in Rule  144  under  the Securities  Act of 1933, as amended (the "Securities Act"). Although  the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.   The sale of these shares may further depress the price of our shares.

18.  We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on any exchange or quotation system, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have difficulty raising additional funds which could affect our ability to expand out business operations.

19.  Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

20.  The limited market for our shares will make our price more volatile.   As well, our stock is held by a small number of investors thus reducing the liquidity of our stock and the likelihood that any active trading market will develop. As a result you may lose part or all of your investment.

Currently, our Common Stock is listed on the OTC Bulletin Board, although trading has been minimal. The fact that most of our Common Stock is held by a small number of investors reduces the liquidity of our Common Stock and the likelihood that any active trading market will develop. The market for our Common Stock is likely to be volatile and many factors may affect the market. These include, for example: Our success, or lack of success, in marketing our services and developing our customer base; Competition; and our ability to raise sufficient capital for business expansion.

Additionally the stock markets generally have experienced, and will likely continue to experience, extreme price and volume fluctuations which have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Such broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our Common Stock in any market that develops.

21.  We are currently deemed a shell company with nominal assets and operations and if we can not survive in this business we may need cease operations or pursue other business opportunities.

In accordance with Rule 405 of the Securities Act of 1933 we are currently deemed a shell company based upon our nominal assets and operations. Based upon same, our success must be considered in light of the difficulties and expenses we will face in marketing our website, obtaining new clients and obtaining financing to meet the needs of our plan of operations. In the event that we can not successfully implement our business plan we may have to cease our operations or change our business model which may cause you to lose all or part of your investment.

Item 2.  Description of Properties:

We presently maintain our principal offices at  4507 15th Ave., Brooklyn, NY 11219 which is the residence of our CEO Milka Fixler.   To preserve our funds, the CEO has agreed to provide to us   her home office , facility  free of charge.

Item 3.  Legal Proceedings:

Neither  us, nor any of our officers or directors is a part’ to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 4.  Submission of Matters to a Vote of Security Holders:

None.

                        PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol EXSG".   As of November 13, 2008 the Company had approximately 35 shareholders of record.    The shares

The following table represents the range of the high and low bid prices of the Company’s stock as reported by the OTC Bulletin Board Historical Data Service.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

Quarter- 2008	High	Low	Close	Bid	Ask

1st Qtr- December	-	-	-
2nd Qtr- March	-	-	-
3rd Qtr -June	.50	.30	.30	.20	$1.00
4th Qtr - September-	.50	.50	.50	.15	$2.00

The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer’s net tangible assets.  The Company’s shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for the transaction involving a penny stock, other rules apply.  Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended September 30,
	2008		2007
Revenues	$		$
Total Operating Expenses		41,228		38,731
Cash on Hand		9,146		16,294
Total Assets		15,446		665
Current Laibilities		9,330		23,924
Working Capital		9146		16,924
Accumulated Deficit		(141,704))		((100,476)

Item 7:  Management Discussion and Analysis:    Plan of Operation:

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Registration Statement, particularly in the section entitled "Risk Factors" beginning on Page 7 of this Registration Statement. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

As of November 18, 2008 we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties. As of  November 19, 2008 , the contract has not been renewed.

The Agreement provides the following Scope of Work.

The Consultant shall assist the Company in the following endeavors:

A.	Assisting with the implementation of the Vendor Affiliate Program.
B.	Assisting with the implementation of the Extreme Affiliate Program

C.	Assisting with all of the company's activities relating to the execution of the Company's business plan and plan of operations.
D.	Assisting with the Setting up of the Gold Plan Affiliate Program

E.	Acting as Extreme Project Coordinator.

On-going increases to development stage expenses are anticipated. As of September 30, 2008 we have $9,146 in cash available to us which will not be sufficient to execute our Plan of Operations without raising additional capital.

We are currently seeking to raise additional capital in order to implement our Plan of Operation.  Our activities outlined below are contingent on our ability to raise additional funds.  As of November 18 2008, we have not entered into any funding arrangement with any funding party.  There is no assurance we will be successful in raising additional funds.   Upon raising additional funds, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I.

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

·
We plan to continue focusing on identifying and contacting specific vendors in the initial seven vendor classes outlined above.    We have not yet succeeded in recruiting any vendors for our program, notwithstanding our ongoing efforts.

Marketing and Website Optimization

·
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

We  intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional raising additional funds from the possible exercise of Warrants or equity financing  with  private  investors.   We currently have not entered into any with any funding agreements.   Our outstanding Warrants are exercisable at prices between $0.50  and  $1.00  per  share of Common Stock.  The Company does not expect that warrants  will  be exercised if the prevailing price of the Common Stock at such time  of  exercise  is  below  or  at  the  exercise  price.

Should  the company be successful in raising funds in exchange of the  issuances of  equity  or convertible debt securities it is highly likely it will result in massive dilution to our current shareholders.  Further   such  securities  might have rights, preferences, or privileges senior  to  our  Common  Stock.

There is no assurance that the Company will enter into an agreement for funding, or that funding will be available at an acceptable cost of funds.

 In the event the  Company  is  unable  to  raise  the  necessary  funds, it will be forced to significantly curb its activities in order to preserve its capital, and may have to go out of business or change its business model,   if  it  does  not  succeed.

Commitments

On May 15, 2006, the company entered into a Consulting Agreement with Esther Ackerman to provide consulting services to the Company.  The agreement provides for an annual consulting compensation equal to $60,000.  The Company has a right to pay such compensation in the form of Common Stock.  On May 15, 2006 the Company issued 2,000,000 common shares to Consultant in lieu of cash compensation for services rendered and to be rendered from May 15, 2006 to May 15, 2007.   We valued the shares issued at $60,000.   As of September 30, 2008, we have not renewed the contract for the Consultant.

We have an ongoing commitment to pay the costs of registration pursuant to this Registration Statement, and we have available the capital resources to meet administrative, legal  and accounting costs relating to this initiative.

Purchase  of Significant Equipment

The Company does not plan any purchases of significant Equipment in the next 12 months.

Other:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements.

Off-Balance Sheet Arrangements:

We do not currently have any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements in the future.

 Liquidity and Capital Resources:

As of September 30, 2008 the Company has cash available of $9,146.    The Company will need to raise substantial funds in order to execute its marketing plan.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

The Company is  a small business Issuer and is not subject to interest rate or foreign currency risks.  Furthermore does not invest in interest rate swaps or any derivative products.

Item 8  Financial Statements:  (See F-1 - F-10)

The following financial statements required by this item are filed herewith following the signature page to this report:

Index to Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Extreme Home Staging, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Extreme Home Staging, Inc. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and from inception on May 5, 2006 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Extreme Home Staging, Inc. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and from inception on May 5, 2006 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
November 17, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheets

	Setpember 30, 2008	September 30, 2007
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$9,146	$16,924

Total Current Assets	$9,146	$16,924

OTHER ASSETS
Website Development costs/ Software Asset -Net of Amortization	6,300	7,000
Total Other Assets	6,300	7,000

TOTAL ASSETS	$15,446	$23,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accured Expenses	$2,750	-

Total Current Liabilities	$2,750	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,113,333 and 13,113,333	1,311	1,311
Additional paid in capital	153,089	123,089
Accumulated other comprehensive gain (loss)	-	-
Accumulated Deficit During the Developmental Stage	(141,704)	(100,476)

Total Stockholders' Equity	12,696	23,924

Total Liabilities and Stockholders' Equity	$15,446	$23,924

See accompanying notes to financial statements.

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Operations

	Years Ended		from inception
			May 3, 2006-
	September 30, 2008	September 30, 2007	September 30, 2008

REVENUES	$-	$-	$-

OPERATING ACTIVITIES

General and administrative	16,528	7,231	25,504
Officers' compensation	24,000	24,000	48,000
Amortization Expense	700	-	700
Consulting Fees	$-	-	60,000
Professional Fees	0	7,500	7,500
Total operating expenses	$41,228	38,731	141,704

Income (loss) from operations	(41,228)	(38,731)	(141,704)

OTHER INCOME
Investment income	-	-	-

Loss before income taxes	(41,228)	(38,731)	(141,704)

Income Tax Expense	-	-	-

NET INCOME (LOSS)	$(41,228)	$(38,731)	$(141,704)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,113,333	12,911,470

See accompanying notes to financial statements.

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Cash Flow

			Accumulated
	Year Ended		From Inception
			May 5, 2006
	September 30, 2008	September 30, /2007	September 30, 2008

Operating activities
Net Income (loss)	$(41,228)	$(38,731)	$(141,704)
Officers compensation & Rent charged to paid in capital	30,000	30,000	60,000
Depreciation	700	-	700
Common shares for Consulting Services	-	-	60,000

Changes in Assets and liabilities

Accounts Receivable	-	-	-
Decrease in Subscriptions Payable	-	(26,200)	-
Accounts Payable	2,750	-	2,750
Accrued Expenses	-	-	-

Net cash provided ( used) in operating activities	(7,778)	(34,931)	(18,254)

Investing activities
Website Development	-	6,000	(7,000)

Net cash provided (used) in investing activities	-	(6,000)	(7,000)

Financing activities

Issuance of Shares for Officer	-	-	1,000
Sale of Common Stock With Warrants	-	33,400	33,400

Net cash provided (used) by financing activities	-	33,400	34,400

Net increase (decrease ) in cash	(7,778)	(7,531)	9,146

Cash and cash equivalents, beginning of period	16,924	24,455	-

Cash and cash equivalents, end of period	$9,146	$16,924	$9,146

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	-	-	1,000
Issuance of common stock in exchange for services rendered	-	-	60,000
Officers Compensation and Rent credited to Additional Paid in capital	30,000	30,000	60,000

See accompanying notes to financial statements.

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

	Price	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Per Share	Shares	Amount	Capital	Payable	Deficit	Equity

Common Shares issued for
Consulting Services Rendered	$0.03	2,000,000	200	$59,800	-	-	$60,000
May 15, 2006

Common Shares issued for	$0.03	873,333	87	26,113	(26,200)	-	-
cash in private placement
May 22, 2006- August 7, 2006							-

Common Shares issued to	$-	10,000,000	1,000	-	-	-	1,000
founder for cash July 5, 2006
Net (Loss) for year Ended September 30, 2006	$-	-	-	-	-	(61,745)	(61,745)

Balance September 30, 2006		12,873,333	1,287	85,913	(26,200)	(61,745)	(745)

Common Shares issued for cash	$0.03	240,000	24	7,176	(6,200)	-	1,000
in private placement August 16, 2006 to January 26, 2007

Officer's Compensation credited to Additional Paid in Capital	$-	-	-	24,000	-	-	24,000
Apr-07

Rent credited to Additional Paid in Capital	$-	-	-	6,000	-	-	6,000

Cancellation of 1,080,000 issued for
cash in private placement July 18, 2007	$0.03	(1,080,000)	(108)	(32,292)	32,400	-	-

Common shares issued for cash
August 29, 2007	$0.03	1,080,000	108	32,292	-	-	32,400

Net (Loss) for Year Ended September 30, 2007	$-	-	-	-	-	(38,731)	(38,731)

Balance September 30, 2007		13,113,333	1,311	123,089	-	(100,476)	23,924

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
December 31, 2007

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
December 31, 2007

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
March 25, 2008

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
March 25, 2008

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
June 25, 2008

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
June 25, 2008

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
September 25, 2008

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
September 25, 2008

Net Loss for Year Ended September 30, 2008	-	-	-	-	-	(41,228)	(41,228)

Balance September 30, 2008		13,113,333	$1,311	$153,089	$-	$(141,704)	$12,696

See accompanying notes to financial statements.

Extreme Home Staging, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
From Inception May 3, 2006 to September 30, 2008

NOTE 1.        GENERAL ORGANIZATION AND BUSINESS

Extreme Home Staging, Inc.  (A Development Stage Company) was incorporated on May 3, 2006 under the laws of the State of Nevada.  The Company currently has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE  2.        SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Fiscal Year:

The Company has chosen September 30, as its fiscal year end.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Revenue and Cost Recognition

The company has generated no revenues to date.  The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.   The company will recognize revenues from consulting fees after the fees have been paid and the services were provided.   The company will recognize revenues from vendor affiliate agreements after the vendor pays the company its portion of the fee due the company.

NOTE 3.   INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $31,175 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $141,704.   The total valuation allowance is a comparable $31,175.  Details for the last three years follow:

Year Ended September 30,	2008	2007	2006

Deferred Tax Asset	9,070	8,521	13,584
Valuation Allowance	(9070)	(8521)	(13,584)
Current Tax Payable	$0.00	$0.00	$0.00
Income Tax Expense	$0.00	$0.00	$0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration

2006	$61,745	2026
2007	$38,731	2027
2008	$41,228	2028
Total NOL	$141,704

The Company has filed no income tax returns since inception.

NOTE 4- INTELLECTUAL PROPERTIES

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its websites as incurred.  The company incurred no costs for research and development, and has incurred $6,000 for development stage during the fiscal period ended September 30, 2007 and $1,000 for the period ended September 30, 2006 for an aggregate of $7,000.  The company launched its website on April 1, 2008.  The Company charged $700 for amortization expense during this period.

 NOTE 5 –OFFICERS ' COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations -officer's compensation has been charged in the amount of $24,000 in each of  fiscal periods ending September 30, 2008 and 2007 respectively.   Additional Paid in Capital has been credited for the corresponding amount.

NOTE 6– STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock (par value of $0.0001 and 10,000,000 shares of preferred (par value of $0.0001

On May 15, 2006, the Company entered into a consulting agreement for annual compensation of $60,000.   The company issued 2,000,000 common shares to Consultant at the value of $60,000 in lieu of cash compensation.

During the period from May 22, 2006 to August 7, 2006 the Company completed a private placement offering pursuant to Regulation D Rule 506 and sold 873,333 Common Shares with Common Stock Purchase Warrants to 22 investors at $0.03 cents per share for aggregate sum of $26,200.

In July 5, 2006 the Company issued 10,000,000 common shares to its founders at $0.0001 par value for an aggregate of $1,000.

From  August 16, 2006 and January 26, 2007 the Company sold an additional 240,000 shares to twelve investors, for an aggregate of $7,200.

In July 2006, the Company learned that it had not filed the proper Registration pursuant to the State Securities Law in the State of New York.   On July 17, 2006 the Company immediately took self corrective action and rescinded all of the subscriptions sold to New York subscribers during the periods from May 15, 2006 to January 1, 2007 for an aggregate of 1,080,000 shares and refunded the investment funds equal to $32,400 to the 32 New York shareholders.

On  August 29, 2007 the Company completed a Regulation D Rule 506 offering and sold a  total of  1,080,000 shares of our Common Stock par value $0.0001 to the 32 shareholders listed below  @ $0.03  per share.  For each share purchased, subscribers received one (1) Series A common stock purchase warrant exercisable @ $0.50 and one (1) Series B common stock purchase warrant exercisable @ $1.00.   Total proceeds generated from the sale of the shares amounted to $32,400.

For each share purchased, subscribers received one (1) Series A common stock purchase warrant exercisable @ $0.50 and one (1) Series B common stock purchase warrant exercisable @ $1.00.

 Each Warrant is exercisable into one share of Common Stock.  The Company has the option to "call" all the Warrants presently outstanding (the "Warrant Call").  The Company may exercise the Warrant Call by giving to each Warrant Holder a written notice of call (the "Call Notice") during the period in which the Warrant may be exercised. The Warrant Holders shall exercise their Warrant rights and purchase the Warrant Shares and pay for the Warrant Shares within fourteen (14) business days of the date of the Call Notice. Thereafter, the Warrants will no longer be exercisable.

Although Registration Rights have been granted for the Common Shares underlying the Warrants, the warrants do not impose a Penalty in the Event the Registration is Not Deemed Effective by the SEC.

The company paid no salary or rent. For financial statement purposes officer compensation in the amount of $24,000 and rent in the amount of $6,000 has been charged in each of the fiscal periods ending September 30, 2008 and September 30, 2006 on the statement of operations and a corresponding amount was credited as additional paid in capital.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock.  The Company has not yet determined the preferences of the preferred stock

NOTE 7- ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

Emerging Issues Task Force issue EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF No. 00-19”) requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with EITF No. 00-19, the Company determined that the warrants issued in connection with the Common Shares sold to its shareholders should not be classified as a derivative liability due to the fact that the Registration Rights Agreement specifically states that in the event the SEC fails to declare the registration statement effective, the Company has no liability to the warrant holders and has no obligation to pay any penalties.  Furthermore, the Company evaluated the Series A and Series B Warrants to determine if the embedded conversion options were derivatives pursuant to SFAS 133 and related interpretations including EITF 00-19.   Based on the Black Sholes model, the options had no  value at the time of issuance.

NOTE  8-  RELATED PARTY TRANSACTIONS:

The Principal Officer of the Company, Milka Fixler received 10,000,000 shares of common stock with a fair value of $1,000.

NOTE 9-      GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing.  It has sustained losses from inception to September 30, 2008 of $141,704. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 10- COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-free. For financial statement purposes rent has been charged $6,000 and additional paid in capital has been credited in the current period for rent expense not paid.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties.   As of September 30, 2008 the Company has not renewed the contract with the Consultant.

NOTE  11-     SUBSEQUENT EVENTS

None.

NOTE 12.      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 -   Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 - Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152-   Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 -   Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 13.      RECENT ACCOUNTING PRONOUNCEMENTS

              In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 9:  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

The principal accountant's report of Moore & Associates, Chartered Accountants, on the financial statements did not contain adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. There has been no disagreement with the auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

 ITEM 9(A). CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our sole officer and director, Milka Fixler,  of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the twelve months ended September , 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States Of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.  There were no changes in our internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to materially affect, our internal control over financials reporting.

ITEM 9B  OTHER

None

Item 10.  Management - Directors and Executive Officers

The following table sets forth, as of  October 25, 2007  the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position	Date of Employment

Milka Fixler	57	President, Chief Executive Officer, Treasurer, Chairman of the Board	May 3, 2006

 The board of directors has no standing committees.

 Family Relationships

 No family relationship has ever existed between any director, executive officer of the company, and any person contemplated to become such.

 Business Experience

The following summarizes the occupation and business experience during the past five years for our sole officer and director, Milka Fixler.

Milka Fixler is our President and Chief Executive Officer as well as the Chairman of our Board of Directors since inception of our organization on May 15, 2006.   Milka is also currently employed at Belmarc Realty Corp.  as a licensed real estate broker where she has had a career as a broker in real estate sales since March 11, 1997.   Ms. Fixler's duties as a real estate broker with Bellmarc involve the presentation and sale of homes, condos, coops and apartments which process has exposed her to the knowledge and experience in home staging properties in preparation of their sale at an optimum price.   These skills coupled with her vision and understanding of the techniques for increasing property values, position Ms. Fixler as an invaluable asset and natural leader of Extreme Home Staging, Properties, Inc.

Milka Fixler attended New York City Community College from   January   1977 to January 1980 where she received her Associate Degree in    Applied Science.   Milka is a licensed real estate broker in the State of NY.

Employment Agreements/ Terms of Office

None of the members of the Board of Directors or members of the management team presently have employment agreements with us.

Item 11   Executive Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Equity Compensation Plan:

The Company has not issued any Employee Benefit Plan or Dividend Reinvestment Plan, thus none are being offered pursuant to an employee benefit plan or a dividend reinvestment plan, or any equity compensation plans.

Milka Fixler is entitled to an annual base salary of $24,000, plus the annual sum of $6,000 for rent for providing the use of her office to the Company.  This amounts to an aggregate sum of $30,000 for the fiscal year ended September 30, 2008 and September 30, 2007.   The following Summary Compensation Table sets forth the compensation for our executive officer for the past two years ended September 30, 2007

Name & Principal Position	Year	Salary		Bonus	Restricted Stock Awards	Options	Payouts

Milka Fixler	9-30-3008	$30,000	*	-	-	-	-
Milka Fixler	9-30-2007	$30,000		-	-	-	-

 *The sum of $30,000 represents officer's compensation and rent expenses incurred, but not paid out for the years ending September 30, 2008 and 2007.  These sums were credited to Additional Paid in Capital.  (See  Financial Statements Note 5 and Note 10.)

None of the principals have outstanding options or warrants or other securities convertible into the Common Stock of the Company.

 During the past five (5) years, no present or former director,  executive  officer  or  person  nominated  to become a director or an executive  officer  of  the  Company has:

(1)  filed  a petition under the Federal bankruptcy laws or any state insolvency   law,  nor  had a receiver, fiscal agent or similar officer appointed by the court  for  the  business or property of such person, or any partnership in which  he  was  a general partner at or within two (2) years before the time of such filings, or any corporation or business association of which he was an executive  officer  at  or within ten (10) years before the time of such filing;

(2)  was convicted  in  a  criminal  proceeding  or  named subject of a pending  criminal  proceeding  (excluding  traffic  violations  and  other  minor offenses);

(3)   was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activitiesl  was subject of any order,  judgment  or  decree,  not subsequently  reversed,  suspended or  vacated, of any court of competent jurisdiction, permanently  or  temporarily  enjoining him from or otherwise limiting, the  following  activities:

     (i)  acting as a futures commission merchant, introducing broker, commodity  trading advisor, commodity  pool operator,  floor  broker, leverage transaction  merchant,  any  other  person  regulated by the Commodity Futures  Trading  Commission  or  an associated  person of any of the foregoing,  or as an investment advisor, underwriter, broker or dealer in  securities, or as an affiliate person, director or employee of any investment company, or engaging  in  or  continuing  any conduct or  practice  in  connection  with  such  activity;

     (ii)  engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State Securities laws or Federal commodities laws;

(4)  was  the  subject  of  any  order,  judgment,  or  decree, not subsequently reversed, suspended, or vacated, of any Federal or State authority barring,  suspending  or  otherwise  limiting for more than sixty (60) days the right of such person to engage in any  activity described above under this subsection  (3)(i)  above,  or  to  be  associated  with  persons  engaged  in any such activities;

(5)  was  found by a court of competent jurisdiction in a civil action or by the Commission  to  have  violated any Federal or State securities law, and the  judgment  in  such  civil  action or finding by the Commission has not been subsequently reversed   suspended  or  vacated.

(6)  was  found by a court of competent jurisdiction in a civil action or by the Commodity  Futures  Trading  Commission  to  have  violated  any  Federal commodities  law,  and  the judgment in such civil action or finding by the Commodity Futures   Trading  Commission has not been subsequently reversed, suspended  or  vacated.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of October 25, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Ownership

Common Stock	Milka Fixler	10,000,000	76%

Common Stock	Esther Ackerman	2,004,167	15.28%

Common Stock	All executive officers and directors as a group	10,000,000	76%

The percent of class is based on  13,113,333  shares of common stock issued and outstanding as of November 3, 2008   Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of another person or entity shown in the table.

13.   Certain Relationships And Related Transactions

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties.    As of September 30, 2008, the contract with the consultant has not been renewed.

The Consultant Agreement provided the following Scope of Work.

The Consultant shall assist the Company in the following endeavors:

A.	Assisting with the implementation of the Vendor Affiliate Program.
B.	Assisting with the implementation of the Extreme Affiliate Program

C.	Assisting with all of the company's activities relating to the execution of the Company's business plan and plan of operations.
D.	Assisting with the Setting up of the Gold Plan Affiliate Program

E.	Acting as Extreme Project Coordinator.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

A.	Any of our directors or officers
B.	Any proposed nominee for election as our director;

C.	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or
D.
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14.  Principal Accountants Fees and Services:

Our accounting fees Moore & Associates for the annual period ending September 30, 2008 was $5,750.  The fees have been paid in full.

Item 15:   Exhibits

Exhibit 31-1
Exhibit 32-1
Exhibit 23-1 Consent of Auditor

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2008.

Extreme Home Staging, Inc.

By:	/s/ Milka Fixler

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                      Title
/s/ Milka Fixler       Chairman and Chief Executive Officer

Date:  November 21,  2008