Form 10-Q
period 2008-12-31
Extreme Home Staging Inc
filed 2009-01-21
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2008 (Mark One)

☑	QUARTERLY & NINE MONTH INTERIM REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  December 31,  2008 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  x No ¨

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ¨   No ☒

As of  December 31,  2008 13,113,333  shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets at December 31, 2008	2
		Statement of Operations for Ending December 31, 2008 and 2007	3
		Statement of Cash Flows for Three Month Ending December 31, 2008 and 2007 and accumulated from Inception May 3, 2006	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	6
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	9
Item	2	Changes in Securities	9
Item	3	Default Upon Senior Securities	9
Item	4	Submission of Matters to a Vote of Securities Holders	9
Item	5	Other Information	9
Item	6	Exhibits And Reports on Form 8K	10

PART I    FINANCIAL INFORMATION

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheets
as at

	Three Month Ended	Year Ended
	December 30, 2008	Setpember 30, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,360	$9,146

Total Current Assets	$6,360	$9,146

OTHER ASSETS
Website Development costs/ Software Asset -Net of Amortization	5950	6,300
Total Other Assets	5,950	6,300

TOTAL ASSETS	12,310	$15,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	-	$2,750

Total Current Liabilities	-	$2,750

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,113,333 and 13,113,333	1,311	1,311
Additional paid in capital	160,589	153,089
Accumulated other comprehensive gain (loss)
Accumulated Deficit During the Developmental Stage	(149,590)	(141,704)

Total Stockholders' Equity	12,310	12,696

Total Liabilities and Stockholders' Equity	$12,310	$12,696

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Operations
For the Periods

			Accumulated
			from inception
	Three Month Ended	Three Month Ended	May 3, 2006-
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)
REVENUES		-

OPERATING ACTIVITIES

General and administrative	1886	3,432	35,590
Officers' compensation	6,000	6,000	54,000
Consulting Fees	-	-	60,000
	-	-

Total operating expenses	7,886	9,432	149,590

Income (loss) from operations	$(7,886)	(9,432)	(149,590)

OTHER INCOME
Investment income	-	-	-

Loss before income taxes	$(7,886)	(9,432)	(149,590)

Federal Income Tax	-	-	-

NET INCOME (LOSS)	$(7,886)	(9,432)	(149,590)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	(a)	(a)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,113,333	13,113,333

a = Less than $0.0001

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Periods

			Accumulated
	Three Months Ended		From Inception
			May 5, 2006
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$(7,886)	(9,432)	(149,590)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	7,500	7,500	67,500
Depreciation & Amortization	350	-	1,050
Issuance of Shares for Officer	-	-
Issuance of Common Shares for Services Rendered	-	-	60,000
			128,550
Changes in Assets and liabilities

Accounts Receivable	-	-	-
Increase in Subscriptions Payable	-	-	-
Accured Expenses	-	-

Net cash provided ( used) in operating activities	(36)	(1,932)	(21,040)

Cash flows from investing activities
Website Development	-	-	7,000

Net cash provided (used) in investing activities	-	-	7,000

Cash flows from financing activities

Sale of Common Stock With Warrants	-	-	33,400
Issuance of shares for officer			1,000
Net cash provided (used) by financing activities	-	-

Net increase (decrease ) in cash	(36)	(1,932)	6,360

Cash and cash equivalents, beginning of period	6,396	16,924	-

Cash and cash equivalents, end of period	6,360	14,992	6,360

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	$-	$-	$1,000
Issuance of common stock in exchange for services rendered	$-	$-	$60,000
Officers Compensation and Rent credited to Additional Paid in capital	$7,500	$7,500	$67,500

The Accompanying Notes are an Integral Part of the Financial Statements

NOTE 1 -  FINANCIAL STATEMENTS

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Quarter  Ended
December 31, 2008

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008   and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management is seeking to obtain such resources for the Company by obtaining capital from management and/ or significant shareholders and / or investors sufficient to meet its minimal operating expenses.   However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3- INTELLECTUAL PROPERTIES

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its websites as incurred.  The company incurred no costs for research and development, during the fiscal period ended December 31, 2008.    The company launched its website on April 1, 2008.  The Company charged $350 for amortization expense during this period.

Item 2:  Management Discussion and Analysis and Plan of Operations:

Plan of Operation:

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes and our audited financials for the period ending September 30, 2008.

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

Overview

Since our inception on May 3, 2006 our activities have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising seed capital for initiating our website and costs involved with this offering.  The company launched its website on April 1, 2008 at www.extremehomestaging.com, our domain location. Our website  operates as our virtual business card and portfolio for our company as well as our online "home." It will showcase the consulting services we will provide and will showcase the products and services offered by our vendors.

As of  December 31,  2008 we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties. As of  December 31, 2008 , the contract has not been renewed.

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

On-going increases to development stage expenses are anticipated. As of  December 31, 2008  we have $6,360  in cash available to us which will not be sufficient to execute our Plan of Operations without raising additional capital.

We are currently seeking to raise additional capital in order to implement our Plan of Operation.  Our activities outlined below are contingent on our ability to raise additional funds.  As of  December 31, 2008 we have not entered into any funding arrangement with any funding party.  There is no assurance we will be successful in raising additional funds.   Upon raising additional funds, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I.

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

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.  We are experiencing difficulties in raising funds considering the current implosion in the real estate market due to the sub prime mortgage crisis affecting all aspects of the real estate market.

We  intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional raising additional funds from the possible exercise of Warrants or equity financing  with  private  investors.   We currently have not entered into any with any funding agreements.   Our outstanding Warrants are exercisable at prices between $0.50  and  $1.00  per  share of Common Stock.  The Company does not expect that warrants  will  be exercised if the prevailing price of the Common Stock at such time of exercise time of is below or at the exercise price.

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

Commitments

On May 15, 2006, the company entered into a Consulting Agreement with Esther Ackerman to provide consulting services to the Company.  The agreement provides for an annual consulting compensation equal to $60,000.  The Company has a right to pay such compensation in the form of Common Stock.  On May 15, 2006 the Company issued 2,000,000 common shares to Consultant in lieu of cash compensation for services rendered and to be rendered from May 15, 2006 to May 15, 2007.   We valued the shares issued at $60,000.   As of  December 31, 2008,  we have not renewed the contract for the Consultant.

We have an ongoing commitment to pay the costs of edgarizing, hosting, and accounting costs.  We  currently have  available sufficient  capital resources to meet these  costs for the next six months.

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

 Liquidity and Capital Resources:

As of  December 31,  2008 the Company has cash available of $6,360.     The Company will need to raise substantial funds in order to execute its marketing plan.

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

Liquidity and Capital Resources:

As of  December 31,  2008 the Company has cash available of $6,360.    The Company will need to raise substantial funds in order to execute its marketing plan.

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
None

Item 4. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending  December 31,  2008 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6.  Other Information.
None

 Item 6.  Exhibits and Reports of Form 8-K.
None

Exhibits Other:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

Extreme Home Staging, Inc. /s/ Milka Fixler , President January 21, 2009

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Extreme Home Staging, Inc.
Registrant
Date: January 21, 2009	/s/ Milka Fixler
President, Chief Executive Officer
/s/Milka Fixler Chief Accounting Officer
/s/Milka Fixler Chief Financial Officer