Form 10-Q
period 2009-03-31
Extreme Home Staging Inc
filed 2009-04-21
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2009  (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  March 31, 2009  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from to

Nevada	7340	14-1961383
State or Other Jurisdiction of Incorporation of Organization)	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

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
Yes  ¨   No ☒

As of  April 21, 2009 13,113,333  shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No  x

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets at March 31, 2009	2
		Statement of Operations for Three and Six Month Period Ending March 31, 2009 and 2008	3
		Statement of Cash Flows for Six Month Ending March 31, 2009 and 2008 and accumulated from Inception May 3, 2006	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	6
Item	3	Financial Controls & Procedures	10

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	10
Item	2	Changes in Securities	10
Item	3	Default Upon Senior Securities	10
Item	4	Submission of Matters to a Vote of Securities Holders	10
Item	5	Other Information	10
Item	6	Exhibits And Reports on Form 8K	10

Item 1.  Financial Statements:

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheets
as at

	Three Month Ended	Year Ended
	March 31, 2009	Setpember 30, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,781	$9,146

Total Current Assets	$2,781	$9,146

OTHER ASSETS
Website Development costs/ Software Asset -Net of Amortization	5600	6,300
Total Other Assets	5,600	6,300

TOTAL ASSETS	8,381	$15,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	-	$2,750

Total Current Liabilities	-	$2,750

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,113,333 and 13,113,333	1,311	1,311
Additional paid in capital	168,089	153,089
Accumulated other comprehensive gain (loss)
Accumulated Deficit During the Developmental Stage	(161,019)	(141,704)

Total Stockholders' Equity	8,381	12,696

Total Liabilities and Stockholders' Equity	$8,381	$12,696

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Operations

					Accumulated
					from inception
	Three Month Ended		Six Month Ended		May 3, 2006-
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	-	-	-	-	-

OPERATING ACTIVITIES

General and administrative	5,429	2,506	7,405	5,938	41,019
Officers' compensation	6,000	6,000	12,000	12,000	60,000
Consulting Fees	-	-	-	-	60,000

Total operating expenses	11,429	8,506	19,405	17,938	161,019

Income (loss) from operations	(11,429)	(8,506)	$(19,405)	$(17,938)	(161,019)

OTHER INCOME
Investment income			-	-	-

Loss before income taxes	(11,429)	(8,506)	$(19,405)	$(17,938)	(161,019)

Federal Income Tax			-	-	-

NET INCOME (LOSS)	(11,429)	(8,506)	$(19,405)	$(17,938)	(161,019)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	(a)	(a)	(a)	(a)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,113,333	13,113,333	13,113,333	13,113,333

a = Less than $0.0001

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Periods

			Accumulated
	Six Month Ended		From Inception
			May 5, 2006
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$(19,405)	(17,938)	(161,019)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	15,000	15,000	75,000
Depreciation & Amortization	700	-	1,400
Issuance of Shares for Officer	-	-
Issuance of Common Shares for Services Rendered	-	-	60,000

Changes in Assets and liabilities

Accounts Receivable	-	-	-
Accounts Payable	(2,750)	-	-
Accured Expenses	-	-

Net cash provided ( used) in operating activities	(6,455)	(2,938)	(24,619)

Cash flows from investing activities
Website Development	-	-	(7,000)

Net cash provided (used) in investing activities	-	-	(7,000)

Cash flows from financing activities

Sale of Common Stock With Warrants	-	-	33,400
Issuance of shares for officer			1,000
Net cash provided (used) by financing activities	-	-	34,400

Net increase (decrease ) in cash	(6,455)	(2,938)	2,781

Cash and cash equivalents, beginning of period	9,236	16,924	-

Cash and cash equivalents, end of period	2,781	13,986	2,781

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	$-	$-	$1,000
Issuance of common stock in exchange for services rendered	$-	$-	$60,000
Officers Compensation and Rent credited to Additional Paid in capital	$7,500	$7,500	$67,500

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Quarter  Ended
March 31, 2009

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  March 31, 2009   and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009  are not necessarily indicative of the operating results for the full years.

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

NOTE 3- INTELLECTUAL PROPERTIES

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its websites as incurred.  The company incurred no costs for research and development, during the fiscal period ended March 31, 2009.    The company launched its website on April 1, 2008.  The Company charged $350 for amortization expense during this period.

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

As of  March 31, 2009  we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties. As of  March 31, 2009 , the contract has not been renewed.

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

On-going increases to development stage expenses are anticipated. As of  March 31, 2009   we have $2,781   in cash available to us which will not be sufficient to execute our Plan of Operations without raising additional capital.

We are currently seeking to raise additional capital in order to implement our Plan of Operation.  Our activities outlined below are contingent on our ability to raise additional funds.  As of March 31, 2009 we have not entered into any funding arrangement with any funding party.  There is no assurance we will be successful in raising additional funds.   Upon raising additional funds, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I.

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

Commitments

On May 15, 2006, the company entered into a Consulting Agreement with Esther Ackerman to provide consulting services to the Company.  The agreement provides for an annual consulting compensation equal to $60,000.  The Company has a right to pay such compensation in the form of Common Stock.  On May 15, 2006 the Company issued 2,000,000 common shares to Consultant in lieu of cash compensation for services rendered and to be rendered from May 15, 2006 to May 15, 2007.   We valued the shares issued at $60,000.   As of  March 31, 2009,  we have not renewed the contract for the Consultant.

We have an ongoing commitment to pay the costs of edgarizing, hosting, and accounting costs.  We  currently have  available sufficient  capital resources to meet these  costs for the next six months.

                                                                          8

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

 Liquidity and Capital Resources:

As of  March 31, 2009 the Company has cash available of $2,781.    The Company will need to raise substantial funds in order to execute its marketing plan.

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

Should  the company be successful in raising funds in exchange of the  issuances of  equity  or convertible debt securities it is highly likely it will result in massive dilution to our current shareholders.  Further such securities might have rights  preferences  or  privileges  senior  to  our  Common  Stock.

There is no assurance that the Company will enter into an agreement for funding, or that funding will be available at an acceptable cost of funds.  In the event the Company is unable to raise the necessary funds,  it will be forced to significantly curb its activities in order to preserve its capital, and may have to go out of  business  if  it  does  not  succeed.

                                                                             9

Liquidity and Capital Resources:

As of  March 31, 2009 the Company has cash available of $2,781.      The Company will need to raise substantial funds in order to execute its marketing plan.

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
None

Item 4. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending  March 31, 2009 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6.  Other Information.
None

 Item 6.  Exhibits and Reports of Form 8-K.
None

Exhibits Other:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

Extreme Home Staging, Inc. /s/ Milka Fixler , President April 21, 2009

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Extreme Home Staging, Inc.
Registrant
Date: April 21, 2009	/s/ Milka Fixler
President, Chief Executive Officer
/s/Milka Fixler Chief Accounting Officer
/s/Milka Fixler Chief Financial Officer