Form 10-Q
period 2009-06-30
Extreme Home Staging Inc
filed 2009-07-21
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUN3 30, 2009  (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  June 30, 2009  OR

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
Yes  ¨   No ☒

As of  July 21, 2009 13,963,333 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No  x

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets at June 30, 2009	2
		Statement of Operations for Three and Nine Month Period Ending June, 30 2009 and 2008	3
		Statement of Cash Flows for Nine Month Ending June 30, 2009 and 2008 and accumulated from Inception May 3, 2006	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	6
Item	3	Financial Controls & Procedures	10

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	10
Item	2	Changes in Securities	10
Item	3	Default Upon Senior Securities	11
Item	4	Submission of Matters to a Vote of Securities Holders	11
Item	5	Other Information	11
Item	6	Exhibits And Reports on Form 8K	11

Item 1. Financial Statements: Extreme Home Staging, Inc. (A Development Stage Company) Balance Sheets as at
	June 30, 2009	September 30, 2008
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$892	$9,146

Total Current Assets	$892	$9,146

OTHER ASSETS
Website Development costs/ Software Asset-Net of Amortization	5,250	6,300
Total Other Assets	5,250	6,300

TOTAL ASSETS	6,142	$15,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	-	$2,750

Total Current Liabilities	-	$2,750

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,963,333 and 13,113,333	1,396	1,311
Additional paid in capital	260,504	153,089
Accumulated other comprehensive gain (loss)
Accumulated Deficit During the Developmental Stage	(255,758)	(141,704)

Total Stockholders' Equity	6,142	12,696

Total Liabilities and Stockholders' Equity	6,142	12,696

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Operations

					Accumulated
					from inception
	Three Month Ended	Three Month Ended	Nine Month Ended	Nine Month Ended	May 3, 2006-

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	-	-	-	-	-

OPERATING ACTIVITIES

General and administrative	3,739	5,076	11,144	11,014	44,758
Officers' compensation	6,000	6,000	18,000	18,000	66,000
Additional Paid in Capital
Consulting Fees	85,000	-	85,000	-	145,000
Total operating expenses	94,739	11,076	114,144	29,014

Income (loss) from operations	$(94,739)	$(11,076)	$(114,144)	$(29,014)	(255,758)

OTHER INCOME
Investment income	-	-	-	-	-

Loss before income taxes	(94,739)	(11,076)	$(114,144)	(29,014)	$(255,758)

Federal Income Tax	-	-	-	-	-

NET INCOME (LOSS)	(94,739)	(11,076)	$(114,144)	(29,014)	(255,758)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	(a)	(a)	(a)	(a)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,963,333	13,113,333	13,963,333	13,113,333

a = Less than $0.0001

Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Periods

			Accumulated
	Nine Months Ended	Nine Months Ended	From Inception
			May 5, 2006
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income (loss)	(114,144)	(29,014)	(255,758)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	22,500	22,500	82,500
Depreciation & Amortization	1,050	350	1,750
Issuance of Common Shares for Services Rendered	85,000	-	145,000

Changes in Assets and liabilities

Accounts Receivable	-	-	-
Increase in Subscriptions Payable	-	-	-
Accrued Expenses	(2,750)	-	-

Net cash provided ( used) in operating activities	(8,344)	(6,164)	(26,508)

Cash flows from investing activities
Website Development	-	-	(7,000)
Net cash provided (used) in investing activities	-	-	(7,000)

Cash flows from financing activities
Issuance of Shares for officer	-	-	1,000
Sale of Common Stock with Warrants	-	-	33,400
Net cash provided (used) by financing activities			34,400

Net increase (decrease ) in cash	(8,254)	(6,164)	892

Cash and cash equivalents, beginning of period	9,236	16,924	-

Cash and cash equivalents, end of period	892	10,760	892

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	$-	$-	$1,000
Issuance of common stock in exchange for services rendered	$85,000	$-	$145,000
Officers Compensation and Rent credited to Additional Paid in capital	$22,500	$22,500	$82,500

       Accompanying Notes are an Integral Part of the Financial Statements

NOTE 1 -  FINANCIAL STATEMENTS

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Quarter  Ended
June 30, 2009

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  June 30, 2009   and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009  are not necessarily indicative of the operating results for the full years.

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

NOTE 3- INTELLECTUAL PROPERTIES

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its websites as incurred.  The company incurred no costs for research and development, during the fiscal period ended June 30, 2009.    The company launched its website on April 1, 2008.  The Company charged $350 for amortization expense during this period.

Item 2:Management Discussion and Analysis and Plan of Operations:

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

As of  June 30, 2009  we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.

On April 30, 2009 the Company issued an Addendum to Consulting Agreement with Esther Ackerman agreeing to compensate Consultant for continued consulting services after the expiration of the original consulting agreement for the duration of 17 months from May 1, 2007 until September 30, 2008 for which Consultant has not been paid.

Company   based the dollar value of 17 month of work, on the original contract value of $60,000 for 12 month, for an aggregate of $85,000.   Consultant agreed to accept compensation for the consulting services in the Company's Common shares in lieu of cash, at its current bid price of $0.10 for an aggregate of 850,000 shares.

.

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

On-going increases to development stage expenses are anticipated. As of  June 30, 2009 the Company had we have $892 in cash available to us which will not be sufficient to execute our Plan of Operations without raising additional capital.

We are currently seeking to raise additional capital in order to implement our Plan of Operation.  Our activities outlined below are contingent on our ability to raise additional funds.  As of June 30,  2009 we have not entered into any funding arrangement with any funding party.  There is no assurance we will be successful in raising additional funds.   Upon raising additional funds, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I.

•	Setting up our Extreme Affiliate Program "EAP".
•	Planning our Marketing Strategy

•	Website Optimization

We will seek to attract vendors in the following sectors.

1.  Building Material suppliers

Adding new features to our Website
Setting up our Vendors Affiliate Program "VAP"
2.  Suppliers of Roofing and ancillary services.

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

Commitments & Contingencies:

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.

On April 30, 2009 the Company issued an Addendum to Consulting Agreement with Esther Ackerman commiting to compensate Consultant for continued consulting services after the expiration of the original consulting agreement for the period of 17 months from May 1, 2007 until September 30, 2008 for which Consultant has not been paid.

Company   based the dollar value of 17 month of work, on the original contract value of $60,000 for 12 month, for an aggregate of $85,000.   Consultant agreed to accept compensation for the consulting services in the Company's Common shares in lieu of cash, at its current bid price of $0.10 for an aggregate of 850,000 shares.

We have an ongoing commitment to pay the costs of edgarizing, hosting, and accounting costs.  We  currently do not  have  available sufficient  capital resources to meet these  costs for the next six months and must rely on the officer to advance funds to company as a loan to the company.

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

 Liquidity and Capital Resources:

As of  June 30, 2009 the Company has cash available of $892.   The Company will need to raise substantial funds in order to execute its marketing plan.

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

Item 3.   Controls & Procedures:

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30,  2009.

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

Item 2 .  Changes in Securities
None.

Item 3.  Unregistered Sale of Securities

On May 4, 2009 the Registrant issued 850,000 shares for services rendered in lieu of cash valued at $85,000. Shares issued are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares issued are restricted shares and are subject to Rule 144.

Item 4. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending  June 30, 2009 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6.  Other Information.
None

 Item 6.  Exhibits and Reports of Form 8-K.

Form 8K form filed May 6, 2009.

On May 4, 2009 the Registrant issued 850,000 shares for services rendered in lieu of cash valued at $85,000. Shares issued are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares issued are restricted shares and are subject to Rule 144.

Exhibits Other:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

Extreme Home Staging, Inc. /s/ Milka Fixler , President July 21, 2009

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Extreme Home Staging, Inc.
Registrant
Date: July 21, 2009	/s/ Milka Fixler
President, Chief Executive Officer
/s/Milka Fixler Chief Accounting Officer
/s/Milka Fixler Chief Financial Officer