Form 10-K
period 2009-09-30
Extreme Home Staging Inc
filed 2010-01-07
CIK 1391142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

EXTREME HOME STAGING, INC.

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009 and 2008

or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-146939

(Name of small business issuer as specified in its charter)

Nevada	7340	14-1961383
State or Other Jurisdiction of Incorporation of Organization)	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

Milka Fixler
4507 15th Ave.
Brooklyn, NY 11219
Tel:  917-543-3699

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑      No  ☐

As of  January 7, 2010 the number of shares outstanding of the company's $.0001 par value common stock was 13,963,333.    Aggregate market value of the voting stock held by non-affiliates of Extreme Home Staging, Inc. is approximately $556,666.  The estimate is based on 1,113,333 shares held by non-affiliates  multiplied by the  closing price of $.50.

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

Item:  1  Description of  Business:

Item 1.  Business

Overview:

The Company was incorporated on May 2, 2006 as Extreme Home Staging, Inc., by Certificate of Incorporation issued pursuant to laws of the State of Nevada.   Home staging is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace. The ultimate goal of staging is to place the home in the best showcase condition, so that it sells at the highest possible price in the shortest possible time. Traditional staging centers around improving the appearances of the home by de-cluttering, depersonalizing, updating old or unattractive fixtures, opening curtains and blinds to let in natural light, turning on interior and exterior lights at nighttime, painting,  furniture rearrangement, and accessorizing designed to accentuate attractive features of the home and minimizing flaws.

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

According to the TReND MLS data for the Philadelphia area which contain 28,828 observations from twenty-one counties and include property characteristics and selling prices.  The theoretical model is discussed and an empirical model is developed to estimate the value of a number of property characteristics. The variables behave generally as expected. Some major conclusions  are:

·	Each additional bedroom adds about four percent to price;
·	Bathrooms have a dramatic effect on selling price with each full bath adding about 24 percent to selling price;

·	Central air conditioning adds about 12 percent to price;
·	Nine foot ceilings add about six percent to price;

·	A sitting area in the master bedroom increases price by eight percent;
·	A basement increases value by nine percent;

·	a laundry in the basement decreases value by two percent;
·	Houses with vinyl and aluminum exteriors sell for about four percent less than houses with brick while houses with stucco and wood exteriors sell for about nine percent more;

·	internal features that add the most value are a family room, a dining room, a whirlpool, and a security system;
·	Fireplaces have a strong, positive effect on selling price with each fireplace adding about 12 percent;

·	Floors that are wood, tile, or a combination of those add the most value;
·	Kitchen features that are most valued are a built-in refrigerator, a kitchen island, and a double oven;

·	a useable attic adds about two percent to price;
·	a garage adds about 13 percent to selling price;

·	An in-ground swimming pool adds about eight percent to value while an above ground pool adds no value;
·	Exterior features that affect selling price most included a patio, a sprinkler system, a paddock, and a tennis court;

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

Our activities to date include organizing our company, and raising initial seed capital to enable us to develop a website which serves as the primary venue for our business.   Our mission is to become the leading one-stop web site for home owners, real estate brokers and flippers wishing to maximize their revenue any time a house they own or represent is sold.  Our website  operates as our virtual business card and portfolio for our company as well as our online "home." It will detail  our (i)  consulting services which  we plan to provide,  and will (2) showcase the products and services offered by our vendors,  and (iii) eventually we plan for  our site to be an advertising vehicle to provide fee generated sponsored advertising to advertisers.

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

We plan to execute our business plan in two phases.

Phase I

·	The further development of our website to accommodate both the Vendor Affiliate Program and the Extreme Affiliate Programs.
·	Setting up our Vendor Affiliate Program "VAP

·	Setting Up Our Extreme Affiliate Program: "EAP"
·	Planning our marketing strategy.

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

We were incorporated on May 2, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is ($274,062).  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Following review of our financial statements, our auditors have determined that we do not have sufficient working capital necessary to be successful and to grow our business. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. According to our auditors, continuation of our Company as a going concern is dependent upon raising funds and generating ongoing revenues from our operations. If we a fail to accomplish both, we will most likely fail and you will lose your investment.   As of September 30, 2009 we had available $1,588, which is  not be sufficient to cover our ongoing expenses for the next 12 months.  Furthermore, our capital requirements to implement our business strategy during Phase II will be significant. We anticipate requiring additional funds to execute Phase I and  Phase II of our planned activities, in order to significantly expand our operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

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

11.  We expect to face intense competition from well established traditional home staging companies who may not yet be focusing on the market for extreme home staging.  The current crop of traditional home staging entities who have been operations for many years, have far greater  brand recognition, longer operating larger customer bases   and significantly greater resources  than  we. This may result in our inability to compete   successfully against our competitors, which may cause us to go out of business.

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

16.  Our Officer and Director Milka Fixler's control of 72% of the outstanding shares may prevent you from causing a change in the course of our operations and may affect the price of our common stock.

Milka Fixler beneficially owns approximately 72 % of our common stock. Accordingly, for as long as Ms. Fixler continues to own more than 50% of our common stock, she will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, regardless of the number of our common shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is limited.  This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

17.  Sales of a  substantial  number of shares of our  common  stock  into the public market by the selling  stockholders may result in significant  downward pressure on  the  price  of  our  common  stock  and  could  affect  the  ability  of our stockholders to realize the current trading price of our common stock which may cause you to lose some or all of your investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock.  We have 13,963,333 shares of common stock issued and outstanding as of the date of this prospectus.  Selling Stockholders are able to resell up to 3,963,333 shares of our Common Stock including the 2,854,167 shares issued to our consultant of which the maximum that can be sold is 1% of the outstanding shares every 90 days so long as the shares represent in excess of 9.9% of the outstanding shares of the company.  In addition, If each shareholder exercises his Warrants we will be required to issue an additional 2,226,667 shares of Common Stock which the Selling Warrant Holders will be able to resell in the market. As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock. As a result of any such decreases in price of our Common Stock, purchasers who acquire shares from the Selling Stockholders may lose some or all of their investment.

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

21.  We are currently deemed a shell company with nominal assets and operations and if we can not survive in this business we may need cease operations or pursue other business opportunities .

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

Item 4.  Submission of Matters to a Vote of Security Holders:

None.

                        PART II

Item   5.  Market Price for Registrants's Common Stock and Related Stockholder matters.

The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol EXSG".   As of   January 4, 2010, the Company had approximately 43 shareholders of record.

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

Quarter- 2009	High	Low	Close	Bid	Ask

1st Qtr- December	.50	.50	.50	.10	200
2nd Qtr- March	.50	.50	.50	.10	200
3rd Qtr -June	.50	.50	.50	.10	200
4th Qtr - September-	.50	.50	.50	.10	200

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

Item 6:  Selected Financial Data                                                                                       Year

                                                                 Year Ended September 30,

	2009	2008
Revenues	$-	$-
Total Operating Expenses	132,358	41,228
Cash on Hand	1,588	9,146
Total Assets	1,558	15,446
Current Laibilities	6,250	2,750
Working Capital	1,588	9,146
Accumulated Deficit	(274,062)	(141,704)

Item 7:  Management Discussion and Analysis:    Plan of Operation:

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Registration Statement, particularly in the section entitled "Risk Factors" beginning on Page 7 of this 10K report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

As of January 4, 2010 we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties.  On April 30, 2009 an additional 850,000 shares were  issued to settle a dispute with consultant for past services provided after end of the consulting term for which she has not been paid previously.
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

On-going increases to development stage expenses are anticipated. As of September 30, 2009 we had  $5,188 in cash available to us which will not be sufficient to execute our Plan of Operations without raising additional capital.

We are currently seeking to raise additional capital in order to implement our Plan of Operation.  Our activities outlined below are contingent on our ability to raise additional funds.  As of  January 6, 2010, we have not entered into any funding arrangement with any funding party.  There is no assurance we will be successful in raising additional funds.   Upon raising additional funds, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I.

Adding new features to our Website
·	Setting up our Vendors Affiliate Program "VAP"

·	Setting up our Extreme Affiliate Program "EAP".
·	Planning our Marketing Strategy

·	Website Optimization

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

Commitments

On May 15, 2006, the company entered into a Consulting Agreement with Esther Ackerman to provide consulting services to the Company.  The agreement provides for an annual consulting compensation equal to $60,000.  The Company has a right to pay such compensation in the form of Common Stock.  On May 15, 2006 the Company issued 2,000,000 common shares to Consultant in lieu of cash compensation for services rendered and to be rendered from May 15, 2006 to May 15, 2007.   We valued the shares issued at $60,000.   On April 30, 2009 an additional 850,000 was issued to settle a dispute with consultant for past services provided after end of the consulting term for which she has not been paid previously.

We have an ongoing commitment to pay the auditor  available the capital resources to meet administrative, legal  and accounting costs relating to this initiative.

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

 Liquidity and Capital Resources:

As of September 30, 2009 the Company has cash available of $1,588.    The Company will need to raise substantial funds in order to execute its marketing plan.
July 6, 2009 the company entered into a loan agreement with an unrelated third party for a short term interest free loan in the amount of $2,000 payable in 90 days.  The repayment term of the  loan was subsequently amended to be payable on demand on January 3, 2010.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Extreme Home Staging, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Extreme Home Staging, Inc. (A Development Stage Company) as of September 30, 2009 and September 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009 and September 30, 2008 and since inception on May 2, 2006 through September 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Extreme Home Staging, Inc. (A Development Stage Company) as of September 30, 2009 and September 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009 and September 30, 2008 and since inception on May 2, 2006 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $267,662, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
January 4, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	September 30, 2008
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,588	$9,146

Total Current Assets	$1,588	$9,146

OTHER ASSETS
Website Development costs/ Software Asset -Net of Amortization & Impairment	0	6,300
Total Other Assets	0	6,300

TOTAL ASSETS	$1,588	$15,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accured Expenses	4,250	$2,750
Note Payable- Related Party	2,000
Total Current Liabilities	6,250	$2,750

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,963,333 and 13,113,333 as of September 30, 2009 and September 30, 2008 Respectively	1,396	1,311
Additional paid in capital	268,004	153,089
Accumulated other comprehensive gain (loss)
Accumulated Deficit During the Developmental Stage	(274,062)	(141,704)

Total Stockholders' Equity	(4,662)	12,696

Total Liabilities and Stockholders' Equity	1,588	$15,446

See Accompanying Notes to the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Operations

			from inception
	October 1, 2008	October 1, 2007	May 2, 2006-
	September 30, 2009	September 30, 2008	September 30, 2009

REVENUES	$-	$-	$-

OPERATING ACTIVITIES

General and administrative	11,058	10,528	32,062
Officers' compensation	24,000	24,000	72,000
Rent - Related Party	6,000	6,000	18,000
Amortization Expense	1,400	700	2,100
Website Impairment Expense	4,900	-	4,900
Professional Fees	85,000	$-	145,000

Total operating expenses	132,358	41,228	274,062

Loss before income taxes	$(132,358)	(41,228)	(274,062)

Income Tax Expense	-	-	-

NET INCOME (LOSS)	$(132,358)	$(41,228)	$(274,062)

INCOME (LOSS) PER COMMON SHARE Basic and Diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,467,500	13,113,333

See Accompanying Notes to Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Accumulated
			From Inception
	Years Ended		May 2, 2006
	September 30, 2009	September 30, 2008	September 30, 2009

Operating activities
Net Income (loss)	$(132,358)	$(41,228)	$(274,062)
Officers compensation charged to paid in capital	24,000	24,000	72,000
Rent- Related party charged to paid in capital	6,000	6,000	18,000
Depreciation	1,400	700	2,100
Website Impairment Expense	4,900		4,900
Issuance of shares for services rendered	85,000	-	145,000

Changes in Assets and liabilities

Accounts Receivable	-	-	-
Decrease in Subscriptions Payable	-	-	-
Accounts Payable	1,500	2,750	4,250

Net cash provided ( used) in operating activities	(9,558)	(7,778)	(27,812)

Investing activities
Website Development	-	-	(7,000)

Net cash provided (used) in investing activities	-	-	(7,000)

Financing activities

Issuance of Shares for Officer	-	-	1,000
Sale of Common Stock With Warrants	-	-	33,400
Loan Facility -Related Party	2,000	-	2,000

Net cash provided (used) by financing activities	2,000	-	36,400

Net increase (decrease ) in cash	(7,558)	(7,778)	1,588

Cash and cash equivalents, beginning of period	9,146	16,924	-

Cash and cash equivalents, end of period	1,588	$9,146	$1,588

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	-	-	1,000
Issuance of common stock in exchange for services rendered	85,000	-	145,000
Officers Compensation and Rent credited to Additional Paid in capital	30,000	30,000	90,000

See Accompanying Notes to Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Shareholders’  Deficit

	Price	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Per Share	Shares	Amount	Capital	Payable	Deficit	Equity

Common Shares issued for
Consulting Services Rendered	$ 0.03	2,000,000	200	$ 59,800	-	-	$ 60,000
May 15, 2006

Common Shares issued for	$ 0.03	873,333	87	26,113	(26,200)	-	-
cash in private placement
May 22, 2006- August 7, 2006							-

Common Shares issued to	$ -	10,000,000	1,000	-	-	-	1,000
founder for cash July 5, 2006
Net (Loss) for year Ended September 30, 2006	$ -	-	-	-	-	(61,745)	(61,745)

Balance September 30, 2006		12,873,333	1,287	85,913	(26,200)	(61,745)	(745)

Common Shares issued for cash	$ 0.03	240,000	24	7,176	(6,200)	-	1,000
in private placement August 16, 2006 to January 26, 2007

Officer's Compensation credited to Additional Paid in Capital	$ -	-	-	24,000	-	-	24,000
Apr-07

Rent credited to Additional Paid in Capital	$ -	-	-	6,000	-	-	6,000

Cancellation of 1,080,000 issued for
cash in private placement July 18, 2007	$ 0.03	(1,080,000)	(108)	(32,292)	32,400	-	-

Common shares issued for cash
August 29, 2007	$ 0.03	1,080,000	108	32,292	-	-	32,400

Net (Loss) for Year Ended September 30, 2007	$ -	-	-	-	-	(38,731)	(38,731)

Balance September 30, 2007		13,113,333	1,311	123,089	-	(100,476)	23,924

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
December 31, 2007

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
December 31, 2007

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
March 25, 2008

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
March 25, 2008

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
June 25, 2008

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
June 25, 2008

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
September 25, 2008

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
September 25, 2008

Net Loss for Year Ended September 30, 2008	-	-	-	-	-	(41,228)	(41,228)

Balance September 30, 2008		13,113,333	$1,311	$ 153,089	$ -	$ (141,704)	$ 12,696

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
December 31, 2008

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
December 31, 2008

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
March 25, 2009

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
March 25, 2009

Shares issued for services rendered April 30, 2009		850,000	85	84,915			85,000

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
June 25, 2009

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
June 25, 2009

Officer's Compensation credited to Additional Paid in Capital	-	-	-	6,000	-	-	6,000
September 25, 2009

Rent credited to Additional Paid in Capital	-	-	-	1,500	-	-	1,500
September 25, 2009

Net Loss for Year Ended September 30, 2009	-	-	-	-	-	(132,358)	(132,358)

Balance September 30, 2009		13,963,333	$1,396	$ 268,004	$ -	$ (274,062)	(4,662)

                         See Accompanying Notes to Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
September  30, 2009 and 2008

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Extreme Home Staging, Inc.  (A Development Stage Company) was incorporated on May 2, 2006 under the laws of the State of Nevada.  The Company currently has no operations and in accordance with ASC915 (formerly SFAS #7) is considered to be in the development stage.

NOTE 2 – GOING CONCERN

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $274,062   from inception to September 30, 2009. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Fiscal Year

The Company has chosen September 30, as its fiscal year end.

Fair Values of Financial Instruments

Financial instruments are recorded at fair value in accordance with ASC 820 (formerly FASB Statement No. 157).

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Property and Equipment

Depreciation and amortization are recognized principally on the straight line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets.  The estimated useful life of equipment is five years.

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
September,  30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

Under ASC 718 (formerly SFAS No. 123(R)), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between ASC 718 (formerly SFAS No. 123(R)) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. ASC 718 permits public companies to adopt its requirements using one of two methods.

Effective January 1, 2006, the Company has fully adopted the provisions of ASC 718 (formerly SFAS No. 123R) As such; compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The Company provides for income taxes under ASC 740 “Accounting for Income Taxes”.   ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the financials statements due to its immaterial amount.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive securities.

Revenue and Cost Recognition

The company has generated no revenues to date.  The Company plans to recognize revenue on arrangements in accordance with ASC 605 (formerly Securities and Exchange Commission Staff Accounting Bulletin No. 101,) “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.   The company will recognize revenues from consulting fees after the fees have been paid and the services were provided.   The company will recognize revenues from vendor affiliate agreements after the vendor pays the company its portion of the fee due the company.

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
September  30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intellectual Properties

The Company has adopted the provisions of ASC 356-50 (formerly Emerging Issues Task Force 00-2), “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its websites as incurred.  The company incurred no costs for research and development, and has incurred $6,000 for development stage during the fiscal period ended September 30, 2007 and $1,000 for the period ended September 30, 2006 for an aggregate of $7,000.  The company launched its website on April 1, 2008.

The Company capitalized website development costs totaling $1,400 during the year ended 2009 and $700 during year ended 2008, respectively for an aggregate of $2,100. Capitalized website development costs were included in property and equipment and were to be amortized over a period of five years once the website was ready for its intended use.

Impairment of Long-Lived Assets

In accordance with ASC 350-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 144,) "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

As of  September 30, 2009, the Company had not yet generated cash flows from the website, the Company was  uncertain as to when the cash flows be would be commencing.    Accordingly, the Company determined that the fair value of the website development costs could not be established and an impairment loss of $4,900 was recognized in the fiscal year ended September 30, 2009, to write off the carrying value of the Website Development Costs.

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
September  30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations.

Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

  Effective January 1, 2009, we adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC 350-30 (formerly EITF No. 08-7, “Accounting for Defensive Intangible Assets”), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of these accounting updates did not have any impact on our condensed consolidated financial statements.

  Effective April 1, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.

  Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65 (formerly FASB Staff Positions (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our condensed consolidated financial statements.

  Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial statements.

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
September  30, 2009

NOTE 4 – INTANGIBLE ASSETS - WEBSITE DEVELOPMENT

Intangible asset consists of the following:

	September 30,
	2009	2008

Website Development	$7,000	$7,000
Less: Accumulated Amortization	(2,100)	(700)
Less: Impairment Charge	(4,900)

Total	$0	$6,300

Intangible assets consist of website development which are recorded at cost and amortized over a straight-line basis. The amortization expense for the period ended September 30, 2009 and the year ended September  30, 2008 was $1,400   and $700, respectively.

As of  September 30, 2009, the Company had not yet generated cash flows from the website, the Company was  uncertain as to when the cash flows be would be commencing.    Accordingly, the Company determined that the fair value of the website development costs could not be established and an impairment loss of $4,900 was recognized in the fiscal year ended September 30, 2009, to write off the carrying value of the Website Development Costs.

NOTE 5 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations -officer's compensation has been charged in the amount of $24,000 in each of fiscal periods ending September 30, 2009 and 2008 respectively.   Additional Paid in Capital has been credited for the corresponding amount.

NOTE 6.  NOTE PAYABLE

On July 6, 2009,  we entered into a loan agreement with a related  party for $2,000.  Loan is interest free and has a term of 90 days.  Loan can be extended by mutual consent of both parties.  (see also subsequent events).  On January  3, 2010 we entered into an addendum to the loan agreement amending the repayment terms  to payable upon demand.

NOTE 7– STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock (par value of $0.0001 and 10,000,000 shares of preferred (par value of $0.0001 authorized on May 3, 2006.

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

On  August 29, 2007 the Company completed a Regulation D Rule 506 offering and sold a  total of  1,080,000 shares of our Common Stock par value $0.0001 to the 32 shareholders @ $0.03  per share.   For each share purchased, subscribers received one (1) Series A common stock purchase warrant exercisable @ $0.50 and one (1) Series B common stock purchase warrant exercisable @ $1.00.  Total proceeds generated from the sale of the shares amounted to $32,400.

Warrants	Number of Warrants Outstanding	Exercisable on or After	Expiration Date	Exercise Price	Warrants Exercised

Series A	1,113,333	August 27, 2007	August 15, 2010	$0.50	-
Series B	1,113,333	August 27, 2007	August 15, 2010	$1.00	-

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

The company paid no salary or rent. For financial statement purposes officer compensation in the amount of $24,000 and rent in the amount of $6,000 has been charged in each of the fiscal periods ending September 30, 2009 and September 30, 2008, on the statement of operations and a corresponding amount was credited as additional paid in capital.

On May 11, 2009, the Company issued 850,000 shares to consultant for services rendered.  Shares were valued at $85,000.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock.  The Company has not yet determined the preferences of the preferred stock

NOTE  8-  RELATED PARTY TRANSACTIONS:

The Principal Officer of the Company, Milka Fixler received 10,000,000 shares of common stock with a fair value of $1,000.

The company paid no salary or rent. For financial statement purposes officer compensation in the amount of $24,000 plus rent in the amount of $6,000 has been charged in each of the fiscal periods ending September 30, 2009 and September 30, 2008, on the statement of operations and a corresponding amount was credited as additional paid in capital.

On July 6, 2009,  we entered into a loan agreement with The Hyett Group, Ltd., a  related  party for $2,000.  Loan is interest free and has a term of 90 days.  Loan can be extended by mutual consent of both parties.  (see also subsequent events).   On January 3, 2010 the term of the Note repayment detailed in Note 6 was revised  from 90 days originally set to payable on demand.

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
September  30, 2009

NOTE 9– INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. ASC 740  requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740  requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $60,293  which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $274,062.   The total valuation allowance is a comparable $60,293.  Details for the last three years follow:

Year Ended September 30	2009	2008	2007	2006

Deferred Tax Asset	29,119	9,070	8,521	13,584

Valuation Allowance	(29,119)	(9,070)	(8,521)	(13,584)

Current Tax Payable	$0.00	$0.00	$0.00	$0.00

Income Tax Expense	$0.00	$0.00	$0.00	$0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration

2006	61,745	2026
2007	38,731	2027
2008	41,228	2028
2009	132,358	2029

Total Nol	274,062

The Company has filed income tax returns for 2006, 2007 and 2008.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-free. For financial statement purposes rent has been charged $6,000 and additional paid in capital has been credited in the current period for rent expense not paid.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties.   On May 11, 2009, the Company issued an additional 850,000 shares to consultant for services rendered in lieu of cash compensation. Shares were valued at $85,000.   The contract has subsequently been terminated and will not continue into the future.

NOTE 11-  SUBSEQUENT EVENTS

On October 29, 2009, the term of the Note repayment was extended from 90 days originally set to 180 days from the date of issuance of July 6, 2009 to the extended due date of January 2010.   On January  3, 2010 we entered into an addendum to the loan agreement amending the repayment terms to payable upon demand.

Item 9:  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

(a) On August 4, 2009, the Board of Directors dismissed  Moore & Associates Chartered, its independent registered public accountant  firm.  On the same date, August 4, 2009, the accounting firm of Seale and  Beers, CPAs was engaged as the Registrant's new independent registered  public account firm.  The Board of Directors approved the dismissal of Moore & Associates  Chartered and the engagement of Seale and Beers, CPAs as its independent  auditor.  None of the reports of Moore & Associates Chartered on the  Company's financial statements for either of the past two years or  subsequent interim period contained an adverse opinion or disclaimer of  opinion, or was qualified or modified as to uncertainty, audit scope or  accounting principles, except that the Registrant's audited financial  statements contained in its Form 10-K for the fiscal year ended  September 30, a going concern qualification in the registrant's audited  financial statements.

During the registrant's two most recent fiscal years and the subsequent  interim periods thereto, there were no disagreements with Moore and  Associates, Chartered whether or not resolved, on any matter of accounting  principles or practices, financial statement disclosure, or auditing scope  or procedure, which, if not resolved to Moore and Associates, Chartered's  satisfaction, would have caused it to make reference to the subject matter  of the disagreement in connection with its report on the registrant's  financial statements.

The registrant has requested that Moore and Associates, Chartered furnish it with a letter addressed to the Securities and Exchange Commission stating  whether it agrees with the above statements. The letter is attached as an exhibit to this Form 8-K.

b) On August 4, 2009, the registrant engaged Seale and Beers, CPAs as its  independent accountant. During the two most recent fiscal years and the  interim periods preceding the engagement, the registrant has not consulted  Seale and Beers, CPAs regarding any of the matters set forth in Item  304(a)(2)(i) or (ii) of Regulation S-B.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the twelve months ended September 2009 and, 2008 respectively that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2009.  There were no changes in our internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to materially affect, our internal control over financials reporting.

ITEM 9B  OTHER

None

Item 10.  Management - Directors and Executive Officers

The following table sets forth, as of  December 24, 2009 the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position	Date of Employment

Milka Fixler	60	President, Chief Executive Officer, Treasurer, Chairman of the Board	May 3, 2006

 The board of directors has no standing committees.

 Family Relationships

 No family relationship has ever existed between any director, executive officer of the company, and any person contemplated to become such.

 Business Experience

The following summarizes the occupation and business experience during the past five years for our sole officer and director, Milka Fixler.

Milka Fixler is our President and Chief Executive Officer as well as the Chairman of our Board of Directors since inception of our organization on May 15, 2006.   Milka is also currently employed at Douglas Elliman Corp.  since September 2009 as  a licensed real estate broker.  She has been employed at Bellmarc Realty until September 2009  where she has had a career as a broker in real estate sales since March 11, 1997.   Ms. Fixler's duties as a real estate broker with Bellmarc involve the presentation and sale of homes, condos, coops and apartments which process has exposed her to the knowledge and experience in home staging properties in preparation of their sale at an optimum price.   These skills coupled with her vision and understanding of the techniques for increasing property values, position Ms. Fixler as an invaluable asset and natural leader of Extreme Home Staging, Properties, Inc.

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

Milka Fixler is entitled to an annual base salary of $24,000, plus the annual sum of $6,000 for rent for providing the use of her office to the Company.  This amounts to an aggregate sum of $30,000 for the fiscal year ended September 30, 2009 and September 30, 2008.   The following Summary Compensation Table sets forth the compensation for our executive officer for the past two years ended September 30, 2009

Name & Principal Position	Year	Salary		Bonus	Restricted Stock Awards	Options	Payouts

Milka Fixler	9-30-3009	$30,000	*	-	-	-	-
Milka Fixler	9-30-2008	$30,000	*	-	-	-	-

 *The sum of $30,000 represents officer's compensation and rent expenses incurred, but not paid out for the years ending September 30, 2009 and 2008.  These sums were credited to Additional Paid in Capital.  (See  Financial Statements Note 5 and Note 10.)

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

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 24, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Ownership

Common Stock	Milka Fixler	10,000,000	72%

Common Stock	Esther Ackerman	2,854,167	20%

Common Stock	All executive officers and directors as a group	10,000,000	72%

The percent of class is based on  13,963,333  shares of common stock issued and outstanding as of December 24, 2009   Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of another person or entity shown in the table.

13.   Certain Relationships And Related Transactions

Milka Fixler is entitled to an annual base salary of $24,000, plus the annual sum of $6,000 for rent for providing the use of her office to the Company.  This amounts to an aggregate sum of $30,000 for the fiscal year ended September 30, 2009 and September 30, 2008.

On May 15, 2006 we entered into a one year consulting agreement with Esther Ackerman to provide consulting services to the Company and to act as Project Coordinator for our Extreme Staging Affiliate Program.    The one year contract was valued at $60,000 and was paid in full with the issuance of 2,000,000 shares of our Common Stock in lieu of cash.   The contract can be renewed for an additional 12 month upon expiration on May 14, 2007, with additional renewals thereafter,   upon mutual consent of both parties.   On April 30, 2009 an additional 850,000 was issued to settle a dispute with consultant for past services provided after end of the consulting term for which she has not been paid previously.
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

On July 6, 2009,  we entered into a loan agreement with The Hyett Group, Ltd., a  related  party for $2,000.  Loan is interest free and has a term of 90 days.  Loan can be extended by mutual consent of both parties.  (see also subsequent events).   On January 3, 2010 the term of the Note repayment detailed in Note 6 was revised  from 90 days originally set to payable on demand.

Item 14.  Principal Accountants Fees and Services:

Our accounting fees Seale & Beers CPA for the annual report  ending September 30, 2009 and 2008  was $4,250.  The fees have been paid in full.

Item 15:   Exhibits

Exhibit 31-1
Exhibit 32-1
Exhibit 23-1 Consent of Auditor

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on  January 7, 2010.
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

Date:  January 7, 2010