Form 10-Q
period 2009-12-31
Extreme Home Staging Inc
filed 2010-02-08
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009 (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2009  OR

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
Yes  ¨   No ☒

As of  February 8, 2010 13,963,333 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No x

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets at December 31, 2009	2
		Statement of Operations for Three Month Period Ending December 31, 2009 and 2008	3
		Statement of Cash Flows for Three Month Ending December 31, 2009 and 2008 and accumulated from Inception May 3, 2006	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	6
Item	3	Financial Controls & Procedures	10

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	10
Item	2	Changes in Securities	10
	3	Unregistered Sales of Securities	10
Item	4	Default Upon Senior Securities	11
Item	5	Submission of Matters to a Vote of Securities Holders	11
Item	6	Other Information	11
Item	7	Exhibits And Reports on Form 8K	11

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheets
As At

	December 31, 2009	September 30, 2009
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,522	$1,588

Total Current Assets	$1,522	$1,588

OTHER ASSETS
Website Development costs/ Software Asset -Net of Amortization & Impairment	-	-
Total Other Assets	-	-

TOTAL ASSETS	1,522	$1,588

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses-Related Party	1,000
Accrued Expenses	1,500	4,250
Note Payable -Related Party	6,700	2,000
Total Current Liabilities	9,200	6,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,963,333 and 13,113,333 as of September 30, 2009	1,396	1,396
and September 30, 2008 Respectively
Additional paid in capital	275,504	268,004
Accumulated other comprehensive gain (loss)
Accumulated Deficit During the Developmental Stage	(284,578)	(274,062)

Total Stockholders' Equity	(7,678)	(4,662)

Total Liabilities and Stockholders' Equity	1,522	1,588

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Operations

			from inception
	October 1, 2009	October 1, 2008	May 3, 2006-
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUES	$ -	$ -	$ -

OPERATING ACTIVITIES

General and administrative	2,016	386	34,078
Officers' compensation	6,000	6,000	78,000
Rent- Related Party	1,500	1,500	19,500
Amortization Expense	-	0	2,100
Website Impairment Expense	-	-	4,900
Consulting Fees	-	-	145,000
Professional Fees- Related Party	1,000	-	1,000

Total operating expenses	10,516	7,886	284,578

Loss before income taxes	($10,516)	(7,886)	(284,578)

Income Tax Expense	-		-

NET INCOME (LOSS)	($10,516)	$ (7,886)	$ (284,578)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,963,333	13,113,333

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Periods

			Accumulated
			From Inception
	Years Ended		May 5, 2006
	December 31, 2009	December 31, 2008	December 31, 2009

Operating activities
Net Income (loss)	($10,516)	($7,886)	($284,578)
Officers compensation charged to paid in capital	6,000	6,000	78,000
Rent- Related Party	1,500	1,500	19,500
Depreciation	-	350	2,100
Website Impairment Expense	-	0	4,900
Issuance of shares for services rendered	-	-	145,000

Changes in Assets and liabilities

Accounts Receivable	-	-	-
Decrease in Subscriptions Payable	-	-	-
Accounts Payable	(1,750)	-	2,500

Net cash provided ( used) in operating activities	(4,766)	(36)	(32,578)

Investing activities
Website Development	-	-	(7,000)

Net cash provided (used) in investing activities	-	-	(7,000)

Financing activities

Issuance of Shares for Officer	-	-	1,000
Sale of Common Stock With Warrants	-	-	33,400
Loan Facility- Related Party	4,700	-	6,700

Net cash provided (used) by financing activities		-	41,100

Net increase (decrease ) in cash	(66)	(36)	-

Cash and cash equivalents, beginning of period	1,588	6,396	-

Cash and cash equivalents, end of period	1,522	$6,360	$1,522

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	-	-	1,000
Issuance of common stock in exchange for services rendered	-	-	145,000
Officers Compensation and Rent credited to Additional Paid in capital	7,500	7,500	97,500

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Quarter  Ended
December 31, 2009

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full years.

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

As of  December 31, 2009, the Company had not yet generated cash flows from the website, the Company was  uncertain as to when the cash flows be would be commencing.    Accordingly, the Company determined that the fair value of the website development costs could not be established and an impairment loss of $4,900 was recognized in the fiscal year ended September 30, 2009, to write off the carrying value of the Website Development Costs.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 22, 2010 and has determined that there are no events to disclose.

Item 2: Management Discussion and Analysis and Plan of Operations:

Plan of Operation:

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes and our audited financials for the period ending September 30, 2009.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in our  Registration Statement, particularly in the section entitled "Risk Factors" described in our Form 10K report for the period ending September 30, 2009.

Overview

Since our inception on May 3, 2006 our activities have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising seed capital for initiating our website and costs involved with this offering.  The company launched its website on April 1, 2008 at www.extremehomestaging.com, our domain location. Our website is our virtual business card and portfolio for our company as well as our online "home." It will showcase the consulting services we will provide and will showcase the products and services offered by our vendors.

As of  December 31, 2009  we have no contracts with vendors or affiliates and no clients for our services. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

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

On-going increases to development stage expenses are anticipated. As of  December 31, 2009 the Company had we have $ 1,522  in cash available to us which will not be sufficient to execute our Plan of Operations without raising additional capital.

We are currently seeking to raise additional capital in order to implement our Plan of Operation.  Our activities outlined below are contingent on our ability to raise additional funds.  As of December 31,  2009 we have not entered into any funding arrangement with any funding party.  There is no assurance we will be successful in raising additional funds.   Upon raising additional funds, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I.

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

W e intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional raising additional funds from the possible exercise of Warrants or equity financing with private investors.   We currently have not entered into any with any funding agreements.   Our outstanding Warrants are exercisable at prices between $0.50 and $1.00 per share of Common Stock.  The Company does not expect that warrants  will  be exercised if the prevailing price of the Common Stock at such time of exercise time of is below or at the exercise price.

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

On April 30, 2009 the Company issued an Addendum to Consulting Agreement with Esther Ackerman committing to compensate Consultant for continued consulting services after the expiration of the original consulting agreement for the period of 17 months from May 1, 2007 until September 30, 2008 for which Consultant has not been paid.

Company   based the dollar value of 17 month of work, on the original contract value of $60,000 for 12 month, for an aggregate of $85,000.   Consultant agreed to accept compensation for the consulting services in the Company's Common shares in lieu of cash, at its current bid price of $0.10 for an aggregate of 850,000 shares.

The company received short term loans payable on demand for an aggregate of $6,700 from a related party.
We have an ongoing commitment to pay the costs of edgarizing, hosting, and accounting costs.  We currently do not have available sufficient capital resources to meet these costs for the next six months and must rely on the officer or related party to advance funds to company as a loan to the company.

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

 Liquidity and Capital Resources:

As of  December 31, 2009 the Company has cash available of $1,522 The Company will need to raise substantial funds in order to execute its marketing plan.

The company received short term loans payable on demand for an aggregate of $6,700 from a related party.

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

Item 3.   Controls & Procedures:

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2009.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1  Legal Proceeding.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2 .   Changes in Securities
None.

Item 3.  Unregistered Sale of Securities

 None

Item 4. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending  December 31, 2009 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6.   Other Information.
None

  Item 7.   Exhibits and Reports of Form 8-K.

None

Exhibits Other:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Extreme Home Staging, Inc.
Registrant
Date: February 8, 2010	/s/ Milka Fixler
President, Chief Executive Officer
/s/Milka Fixler Chief Accounting Officer
/s/Milka Fixler Chief Financial Officer