Form 10-Q
period 2010-03-31
Extreme Home Staging Inc
filed 2010-04-26
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2010  OR

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
Yes  ¨   No ☒

As of  April 21, 2010 13,963,333 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No x

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets (Unaudited) at March 31, 2010	2
		Statement of Operations (Unaudited) for Three and Six Month Period Ending March 31, 2010 and 2009	3
		Statement of Cash Flows (Unaudited) for Three and Six Month Ending March 31, 2010 and 2009 and accumulated from Inception May 3, 2006	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	6
Item	3	Financial Controls & Procedures	8

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	8
Item	2	Changes in Securities	8
Item	3	Unregistered Sales of Securities	8
Item	4	Default Upon Senior Securities	8
Item	5	Submission of Matters to a Vote of Securities Holders	8
Item	6	Other Information	9
Item	7	Exhibits And Reports on Form 8K	9

Extreme Home Staging, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)
As At

	March 31, 2010	September 30, 2009
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$637	$1,588

Total Current Assets	$637	$1,588

TOTAL ASSETS	$637	$1,588

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses-Related Party
Accounts Payable	1,750	4,250
Note Payable -Related Party	9,300	2,000
Total Current Liabilities	11,050	6,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 13,963,333 and 13,963,333 as of March 31, 2010 and	1,396	1,396
September 30, 2009 respectively
Additional paid in capital	283,004	268,004

Accumulated Deficit During the Developmental Stage	(294,813)	(274,062)

Total Stockholders' Equity	(10,413)	(4,662)

Total Liabilities and Stockholders' Equity	$637	$1,588

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					from inception
	Three Months Ended		Six Months Ended		May 3, 2006-
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010

REVENUES	$-	$-	$-	$-	$-

OPERATING ACTIVITIES

General and administrative	2,735	3,929	4,751	4,405	36,813
Officers' compensation	6,000	6,000	12,000	12,000	84,000
Rent- Related Party	1,500	1,500	3,000	3,000	21,000
Amortization Expense	-	-	-	-	2,100
Website Impairment Expense	-	-	-	-	4,900
Consulting Fees	-	-	-	-	145,000
Professional Fees- Related Party	-	-	1,000	-	1,000

Total operating expenses	10,235	11,429	20,751	19,405	294,813

Loss before income taxes	$(10,235)	(11,429)	(20,751)	(19,405)	(294,813)

Income Tax Expense	-				-

NET INCOME (LOSS)	$(10,235)	$(11,429)	$(20,751)	(19,405)	$(294,813)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,963,333	13,113,333	13,963,333	13,113,333

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Periods
(Unaudited)

			From Inception
	Six Month Ended		May 2, 2006
	March 31, 2010	March 31, 2009	March 31, 2010

Operating activities
Net Income (loss)	$(20,751)	$(19,405)	$(294,813)
Officers compensation charged to paid in capital	12,000	12,000	84,000
Rent- Related Party	3,000	3,000	21,000
Depreciation	-	700	2,100
Website Impairment Expense	-	0	4,900
Issuance of shares for services rendered	-	-	145,000

Changes in Assets and liabilities

Accounts Receivable	-	-	-
Decrease in Subscriptions Payable	-	-	-
Accounts Payable	(2,500)	(2,750)	1,750

Net cash provided ( used) in operating activities	(8,251)	(6,455)	(36,063)

Investing activities
Website Development	-	-	(7,000)

Net cash provided (used) in investing activities	-	-	(7,000)

Financing activities

Issuance of Shares for Officer	-	-	1,000
Sale of Common Stock With Warrants	-	-	33,400
Loan Facility- Related Party	7,300	-	9,300

Net cash provided (used) by financing activities		-	43,700

Net increase (decrease ) in cash	(951)	(6,455)	637

Cash and cash equivalents, beginning of period	1,588	9,236	-

Cash and cash equivalents, end of period	$637	$2,781	$637

Supplemental disclosures

Noncash investing and financing activities:
Issuance of Shares for Officer	-	-	1,000
Issuance of common stock in exchange for services rendered	-	-	145,000
Officers Compensation and Rent credited to Additional Paid in capital	7,500	7,500	105,000

The Accompanying Notes are an Integral Part of the Financial Statements

Extreme Home Staging, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Quarter  Ended
March 31, 2010

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010  and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SUBSEQUENT EVENTS

On April 20, 2010, the Company filed an 8K report disclosing that on April 16th 2010 (“Closing Date”), the Company and two of its shareholders  (collectively, the “Sellers”)  entered into a  Stock Purchase Agreement (the “Agreement”) with Marckensie Theresias,  (the “Purchaser”),  pursuant to which the Sellers, shareholders of the Company, sold an aggregate of 8,850,000 common shares representing  63% of the issued and outstanding shares of  the Company, to the Purchaser.  The transaction was completed on April 16, 2010.  Pursuant to the Agreement, effective as of April 16, 2010, Milka Fixler resigned from the Company’s Board of Directors and from her positions as Chief Executive Officer, President, Chief Financial Officer and Secretary respectively.  In addition, Marckensie Theresias was appointed to the board of directors of the Company.  Moreover, effective as of April 16, 2010 Marckensie Theresias  became Chief Executive Officer and President of the Company, replacing Milka Fixler as Chief Executive Officer, President and Chief Financial Officer of the Company.

The 8K filed on April 20, 2010 is hereby incorporated by reference.

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

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed particularly in the section entitled "Risk Factors" described in our Form 10K report for the period ending September 30, 2009.

Overview

Since our inception on May 3, 2006 our activities have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising seed capital for initiating our website.    The company launched its website on April 1, 2008 at www.extremehomestaging.com, our domain location.

As of  March 31, 2010   we have no contracts with vendors or affiliates and no clients for our services. In order to be successful we needed to raise  substantial funds  to launch a broad marketing campaign to attract clients for our services and become a viable business.  We have been unsuccessful in our attempts to raise additional capital to implement our Plan of Operation.  During the quarter ended March 31, 2010 the company began negotiating with acquisition targets in hope of acquiring a profitable company to enhance shareholder value.  As of March 31, 2010 the company has not entered into any agreements with potential targets.  Even if we are successful in acquiring a viable business, there is no assurance that the business will be successful.

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

The company received short term loans payable on demand for an aggregate of $9,300  from a related party as of March 31, 2010..

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

 Liquidity and Capital Resources:

As of  March 31, 2010  the Company had cash available of $637.    The company received short term loans payable on demand for an aggregate of $9,300  from a related party.

Item 3.   Controls & Procedures:

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2010.

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

 None

Item 4. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending  March 31, 2010  covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6.   Other Information.
None

  Item 7.   Exhibits and Reports of Form 8-K.

The 8K filed on April 20, 2010 is hereby incorporated by reference

Exhibits Other:

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Extreme Home Staging, Inc.
Registrant
Date: April 25, 2010	/s/ Milka Fixler
President, Chief Executive Officer
/s/Milka Fixler Chief Accounting Officer
/s/Milka Fixler Chief Financial Officer