Form 10-Q
period 2010-06-30
Extreme Home Staging Inc
filed 2010-08-23
CIK 1391142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52595

Q LOTUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	14-1961383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Dearborn Street, Suite 605
Chicago, Illinois
60654
(Address of principal executive offices)	(Zip Code)

(312) 379-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

 As of August 20, 2010 there were 52,019,994 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act). We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report.  All statements that express or involve discussions as to: expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates or hopes and words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements.  These uncertainties include, among others, the following: (i) the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (ii) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (iii) increased competition from business development portals; (iv) technological changes; (v) our potential inability to implement our growth strategy through acquisitions or joint ventures; and (vi) our potential inability to secure additional debt or equity financing.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I- FINANCIAL INFORMATION

Item 1-  Unaudited Financial Statements

Q LOTUS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
Assets

Current Assets
Cash	$ --	$ 804,882
Prepaid expenses	264,500	--

Total Current Assets	264,500	804,882

Property and Equipment, Net	55,096	--

Total Assets	$ 319,596	$ 804,882

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$ 32,550	$ 1,192
Due to related party	29,003	--

Total Current Liabilities	61,553	1,192

Stockholders' Equity
Common stock, $.0001 par value;
400,000,000 shares authorized, 52,019,994 and 30,000,000
shares issued and outstanding at June 30, 2010
and March 31, 2010, respectively	5,202	3,000
Additional paid-in-capital	799,681	801,882
Deficit accumulated during development stage	(546,840)	(1,192)

Total Stockholders' Equity	258,043	803,690

Total Liabilities and Stockholders' Equity	$ 319,596	$ 804,882

See notes to these condensed financial statements

Q LOTUS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

		For the Period
	For the Three	from March 31, 2010
	Months Ended	(Inception) to
	June 30, 2010	June 30, 2010

Revenue	$ --	$ --

Operating Expenses	(545,676)	(546,868)

Interest Income	28	28

Net Loss	$ (545,648)	$ (546,840)

Net Loss per Common Share:
Basic and diluted	$ (0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	33,871,647

See notes to these condensed financial statements

STATEMENT OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Three	from March 31, 2010
	Months Ended	(Inception) to
	June 30, 2010	June 30, 2010

Cash Flows from Operating Activities
Net loss	$ (545,648)	$ (546,840)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	1,413	1,413
Changes in operating liabilities
Prepaid expenses	(264,500)	(264,500)
Accounts payable	31,358	32,550

Net Cash Used in Operating Activities	(777,377)	(777,377)

Cash Flows from Investing Activities
Purchase of property and equipment	(56,508)	(56,508)

Cash Used in Investing Activities	(56,508)	(56,508)

Cash Flows from Financing Activities
Advances from related party	29,003	29,003
Proceeds from the issuance of common stock	804,882	804,882

Cash Provided by Financing Activities	833,885	833,885

Net Increase in Cash and Cash Equivalents	--	--

Cash and Cash Equivalents - Beginning	--	--

Cash and Cash Equivalents - Ending	$ --	$ --

See notes to these condensed financial statements

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed on March 31, 2010.  The Company was formed to operate as a diversified investment company which plans to make capital investments in a variety of privately held companies.  The Company anticipates that the primary revenue sources will come from interest, dividends and capital investments (both loans and equity) in both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history.

The Company plans to initiate corporate bond offerings and convertible debentures for the purpose of raising capital for the Company’s planned investments, utilizing as collateral a portfolio of gold and other mineral assets.  The Company plans to deploy funds raised in Secured Notes and Convertible Redeemable Debenture offerings.

Effective on June 14, 2010, Extreme Home Staging, Inc. (“EXSG”) was merged with the Company, whereby 100% of the common shares of the Company were exchanged for 30,000,000 newly issued shares (10,000,000 shares prior to the 3 for 1 common stock split [See Note 7, Subsequent Events]) of EXSG, a public corporation.

In contemplation of the merger, the sole shareholder of the Company borrowed funds from the Company in April 2010 and acquired 63% (26,550,000, or 8,850,000 shares prior to the 3 for 1 common stock split) of the common shares of EXSG for $266,620. Upon consummation of the merger, these shares were cancelled.

As a result of these transactions, the former owner of the Company became the controlling stockholder of EXSG.  Accordingly, the merger of EXSG and the Company is a reverse merger that has been accounted for as a recapitalization of the Company, which is deemed to be the accounting acquirer.

On July 16, 2010, the Company executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this report to reflect this stock split.

The Company is in the initial stage of operations.  The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000 and from advances from the Company’s Chief Executive officer.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of August 20, 2010, the Company had a minimal available cash balance.  Since March 31, 2010, funds were primarily used in operations to formulate business plans and explore opportunities.  The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

Q Lotus plans to raise significant funds in its Secured Note offering within 90-120 days from the date hereof and thereafter begin its investment strategy.  There can be no assurance the Company will be successful in executing its business plans.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2010, the Company’s activities have been limited to its formation, and business planning.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto for Q Lotus included in the Company’s Form 8-K/A filed on August 17, 2010 for the year ended March 31, 2010.

Note 3 - Summary of Significant Accounting Policies

Income Taxes

The Company determines income taxes using the asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted the provisions of ASC 740, “Income Taxes” on March 31, 2010, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  In accordance with the provision of ASC 740, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated retained earnings.  The Company has not filed its first tax return, and therefore the Company has no uncertain tax positions that would require recognition in the financial statements at this time.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger.  The Company does not have any potentially dilutive securities as of June 30, 2010.

Recent Accounting Pronouncements

We review new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We expect that none of the new standards will have a significant impact on our consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 – Commitments and Contingencies

Consulting Agreements

On April 12, 2010, the Company entered into a consulting agreement whereby SiteMind, Inc. will provide, build, implement and maintain a corporate website.  In connection with these services, the Company paid a fee of $54,500 for which services have yet to commence.

On April 12, 2010, the Company entered into a consulting agreement whereby RedChip Companies, Inc. will provide public and investor relation services.  In connection with these services, the Company paid a fee of $210,000 for a 12 month term for which services have yet to commence.

Operating Agreements

The Company is currently leasing satellite office space at 1221 Brickell Avenue, Miami, Florida.

On May 10, 2010, Q Lotus entered into four mineral rights agreements, whereby the Company acquired the mining rights of properties located in Utah, Arizona, Oregon, and Canada in exchange for a revenue sharing arrangement.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 5 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of June 30, 2010, adjusted for the stock split, 52,019,994 shares were issued and outstanding.  The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds.  However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business.  Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Reverse Merger

On April 16, 2010 in contemplation of the merger described below, the Company’s sole shareholder at that time, Marckensie Theresias, acquired 26,550,000 shares (8,850,000 shares prior to the 3 for 1 common stock split) of Extreme Home Staging, Inc., a publicly owned Nevada Corporation (“EXSG”) for $266,620, primarily from its former CEO, Milka Fixer.

On June 11, 2010, Q Lotus entered into and completed an Agreement and Plan of Share Exchange with EXSG.  The transaction qualifies as a reorganization and tax-free exchange.

EXSG had 41,889,999 common shares (13,963,333 shares prior to the 3 for 1 common stock split) par value $0.0001 outstanding, including the 26,550,000 shares (8,850,000 shares prior to the 3 for 1 common stock split) purchased by the Company’s founding stockholder.   Additionally, EXSG had outstanding 3,339,999 Series A Warrants (1,113,333 prior to the 3 for 1 common stock split) and 3,339,999 Series B Warrants (1,113,333 prior to the 3 for 1 common stock split).  On April 21, 2010, prior to the exchange, EXSG issued 6,679,995 common shares (2,226,665 shares prior to the 3 for 1 common stock split) upon exercise of the warrants.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 – Stockholders’ Deficit, continued

Reverse Merger, continued

EXSG agreed to acquire all of the Q Lotus Common Stock from the Q Lotus Stockholder in exchange for 30,000,000 newly issued shares (10,000,000 shares prior to the 3 for 1 common stock split) of EXSG common stock.  As a condition of the exchange agreement, the 26,550,000 shares (8,850,000 shares prior to the 3 for 1 common stock split), as described above, were cancelled.  The name of EXSG was subsequently changed to Q Lotus Holdings, Inc.  After the merger was completed there was a total of 17,339,998 common shares outstanding, and after the stock split there is a total of 52,019,994 common shares outstanding.

The completion of the transactions as described above was accounted for as a “reverse merger” and recapitalization since the stockholder of Q Lotus will now control the combined company following the completion of the transactions.

Note 6 – Related Party Transactions

The Company recorded approximately $29,000 for expenses incurred by the Chief Executive Officer on behalf of the Company.

Note 7 - Subsequent Events

On June 17, 2010, the Company filed a Schedule 14C Information Statement disclosing the following actions, to be effective on July 16, 2010, that had been approved by the shareholders of the Company:

1.	the Company’s Articles of Incorporation was amended to change the name to Q Lotus Holdings, Inc.;

2.
the authorized capital stock of the Company was increased to 500,000,000 shares, of which 400,000,000 shares will be Common Stock par value $0.0001 per share, and 100,000,000 shares will be Preferred Stock par value $.001 per share; and

3.	the outstanding common shares of the Company were split so that each outstanding share on the books of the Company was split into three outstanding common shares.

As a result of the stock split, the Company currently has a total of 52,019,994 common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (“Q Lotus”) for the three months ended June 30, 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “ us ,” “ we ,” “ our ,” and similar terms refer to Q Lotus. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 2.01 of Q Lotus’s Form 8-K/A filed June 16, 2010. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

PLAN OF OPERATIONS

We plan to operate as a diversified investment company whereby we will make capital investments in a variety of privately-held companies.  We anticipate that our primary revenue-generating center will come from our capital investments (both loans and equity) into medium-sized businesses with an established operating history and early stage companies with proprietary technology.

Our principal objective is long-term capital appreciation.  We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred-stock, warrants or options to acquire stock or the right to convert the debt securities into stock.  We may invest alone, or as part of a larger investment group.  In addition, we may acquire either a minority or controlling interest in mature companies in a roll-up strategy.  The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

The Company owns the rights, titles, and interest in a portfolio of gold and other mineral assets.  The Company received appraisal reports from independent third parties for each of the properties acquired.  The values implied in any of the appraisal reports may not reflect in any manner the value of the rights that may be realized, since the reported appraisal values are based on certain assumptions that may be effected by many factors outside the control of the Company.

Investment Selection
We are committed to a value-oriented philosophy, which will be used by the investment professionals who will manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies.  These criteria provide general guidelines for our investment decisions; however, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Value orientation and positive cash flow
Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation.  We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating-cash-flow basis.  We plan to also invest in select early stage companies that have proprietary technologies, or a specialized niche that will enable the company to capitalize on its specialty to emerge as a market leader in its field.

Employment Agreements/Terms of Office

There are no employment agreements.  There are no terms of office.  Officers of the Company serve at the pleasure of the Board of Directors.

Material Commitments

We will have an ongoing commitment to pay the salaries, administrative expenses, legal and accounting expenses.  We also plan to outsource certain services as required, which we will be committed to pay on an ongoing basis.

Purchase of Significant Equipment

The Company does not plan any purchases of significant equipment in the next 12 months.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.  We may enter into off-balance sheet arrangements in the future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures.  We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition.

Results of Operations

General and Administrative Expenses

To date, the Company’s activities have been limited to its formation, and business planning.  Expenses during this period were primarily incurred relating to travel of approximately $104,000, consulting fees of approximately $101,000, promotional expenses of approximately $98,000, professional fees of approximately $30,000, payroll expense of approximately $24,000, and supplies and services of approximately $103,000.

The Company has also paid approximately $56,500 for equipment purchases, and consulting fees of $264,500 for website design and public and investor relation services for which such services have yet to commence

Liquidity and Capital Resources

As of August 20, 2010 the Company had a minimal available cash balance.

Our common stock currently trades on the over the counter bulletin board under the symbol “EXSG.”

We plan to initiate corporate bond offerings to raise capital for our planned investments utilizing as collateral our portfolio of gold and other mineral assets.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of August 20, 2010, the Company had a minimal available cash balance.  Since March 31, 2010, funds were primarily used in operations to formulate business plans and explore opportunities.   The Company needs to raise additional capital from external sources in order to sustain its operations while executing its business plan.  The Company cannot provide any assurance that it will raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

Q Lotus plans to raise significant funds in a Secured Note offering within 90-120 days from the date hereof and thereafter begin its investment strategy.  There can be no assurance the Company will be successful in raising these funds or executing its business plans.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2010, the Company’s activities have been limited to its formation, and business planning.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

(a)	Disclosure Controls and Procedures .

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive and Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

Our management, including our Principal Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In connection with the audit of our fiscal 2010 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

We have work to do to bring our disclosure controls and procedures up to public-company standards.  As discussed below, because the Merger occurred on June 11, 2010, we were unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless,  we have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formalized IT disaster recovery plan.

(b)	Changes in Internal Control over Financial Reporting.

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Form 8K/A filed with the SEC on June 16, 2010 is hereby incorporated by reference.
10.2	Schedule 14C Information Statement filed with the SEC on June 17, 2010 is hereby incorporated by reference.
10.3	Form 8K/A filed with the SEC on August 17, 2010 is hereby incorporated by reference.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

August 23, 2010                                                                  /s/ Marckensie Theresias
Marckensie TheresiasChief Executive Officer

August 23, 2010                                                                  /s/ Marckensie Theresias
Marckensie Theresias
Chief Financial Officer