Form 10-Q
period 2010-09-30
Q LOTUS HOLDINGS INC
filed 2010-11-15
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 000-52595

Q LOTUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	14-1961383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 North Dearborn Street, Suite 605 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)

(312) 379-1800

Registrant’s telephone number, including area code:

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

               Large Accelerated Filer                                                                                                                                                         Accelerated Filer

 Non-Accelerated Filer                                                      (Do not check if a smaller reporting company)                                                                                                          Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   NO

As of November 9, 2010 there were 53,569,994 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

INDEX

PART I- FINANCIAL INFORMATION

Item 1	Unaudited Financial Statements	1-8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations	9-11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4	Controls and Procedures	12-13
PART II - OTHER INFORMATION
Item 1	Legal Proceedings	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	(Removed and Reserved)	14
Item 5	Other Information	14
Item 6	Exhibits	14

Signatures		15

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

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements.  Such statements involve significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Information on significant potential risks and uncertainties that may also cause differences include, but is not limited to, those mentioned by Q Lotus Holdings, Inc. from time to time in its filings with the SEC. The words “may,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate,” “could,” “would,” “should,” “seek,” “continue,” “pursue” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made.  The forward-looking statements may include statements regarding product development, product potential or financial performance.  Q Lotus Holdings, Inc. undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K and in or periodic reports on Form 10-Q, and, therefore, readers should not place undue reliance on these forward-looking statements.  Forward-looking statements in this press release should be evaluated together with the many uncertainties that affect Q Lotus Holdings' business.

PART I- FINANCIAL INFORMATION Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2010	2010

Assets

Current Assets
Cash	$ --	$ 804,882
Prepaid expenses and other current assets	335,125	--

Total Current Assets	335,125	804,882

Property and Equipment, Net	52,270	--

Total Assets	$ 387,395	$ 804,882

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$ 68,322	$ 1,192
Short term notes payable	27,500	--
Due to related party	28,653	--

Total Current Liabilities	124,475	1,192

Stockholders' Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.0001 par value; 400,000,000 shares authorized,
53,569,994 and 30,000,000 shares issued and outstanding
at September 30, 2010 and March 31, 2010, respectively	5,357	3,000
Additional paid-in-capital	999,525	801,882
Deficit accumulated during development stage	(741,962)	(1,192)

Total Stockholders' Equity	262,920	803,690

Total Liabilities and Stockholders' Equity	$ 387,395	$ 804,882

See Notes to these condensed financial statements

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

			For the Period
	For the Three	For the Six	from March 31, 2010
	Months Ended	Months Ended	(Inception) to
	September 30, 2010	September 30, 2010	September 30, 2010

Revenue	$--	$--	$--

Operating Expenses	(195,121)	(740,798)	(741,990)

Interest Income	--	28	28

Net Loss	$(195,121)	$(740,770)	$(741,962)

Net Loss per Common Share:
Basic and diluted	$(0.00)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	52,541,733	43,378,029

See Notes to these condensed financial statements

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in-Capital	Deficit	Equity

Balances - March 31, 2010 (Date of Inception)	30,000,000	$3,000	$801,882	$(1,192)	$803,690

Shares of Extreme Home Staging Inc, par value $.0001, adjusted for 3 for 1 split	22,019,994	2,202	(2,202)	--	--

Q Lotus Holdings, Inc - Shares Issued 8/26/10	1,250,000	125	49,875	--	50,000

Q Lotus Holdings, Inc - Shares Issued 9/21/10	300,000	30	149,970	--	150,000

Net loss	--	--	--	(740,770)	(740,770)

Balances - September 30, 2010	53,569,994	$5,357	$999,525	$(741,962)	$262,920

See Notes to these condensed financial statements

(A Development Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Six	from March 31, 2010
	Months Ended	(Inception) to
	September 30, 2010	September 30, 2010

Cash Flows from Operating Activities
Net Loss	$(740,770)	$(741,962)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	4,238	4,238
Amortization expense	79,500	79,500
Stock based compensation	50,000	50,000
Changes in operating liabilities
Prepaid expenses and other current assets	(264,625)	(264,625)
Accounts payable	67,130	68,322

Net Cash Used in Operating Activities	(804,527)	(804,527)

Cash Flows from Investing Activities
Purchase of property and equipment	(56,508)	(56,508)

Cash Used in Investing Activities	(56,508)	(56,508)

Cash Flows from Financing Activities
Proceeds from loan from related party-Net	28,653	28,653
Proceeds from short term notes payable	27,500	27,500
Proceeds from the issuance of common stock	--	804,882

Cash Provided by Financing Activities	56,153	861,035

Net Decrease in Cash and Cash Equivalents	(804,882)	--

Cash and Cash Equivalents - Beginning	804,882	--

Cash and Cash Equivalents - Ending	$--	$--

Supplementary disclosures of non-cash
investing and financing activities:
Common stock issued for services	$150,000	$150,000

See Notes to these condensed financial statements

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed on March 31, 2010.  The Company was formed to operate as a diversified financial services company which plans to acquire either minority or controlling interests in companies which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value, and to make capital investments in a variety of privately held companies.  The Company anticipates that the primary revenue sources will come from interest, dividends and capital investments (both loans and equity) in both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history.  Currently, our business has consisted solely of holding mineral rights in a portfolio of gold and other minerals and our activities have been limited to our formation and business planning.

The Company plans to initiate corporate bond offerings and convertible debentures for the purpose of raising capital for the Company’s planned investments, utilizing as collateral a portfolio of gold and other mineral assets.

Effective on June 14, 2010, Extreme Home Staging, Inc. (“EXSG”) a public shell corporation, was acquired by Q Lotus, Inc. (“QLI”) in a reverse merger transaction, whereby 1,000,000 common shares of QLI were exchanged for 30,000,000 newly issued shares (10,000,000 shares prior to the 3 for 1 common stock split - See Note 8, Capital Structure) of EXSG.  Subsequently, EXSG changed its name to Q Lotus Holdings, Inc.

In contemplation of the merger, the sole shareholder of the Company borrowed funds from the Company in April 2010 and acquired 63% (26,550,000, or 8,850,000 shares prior to the 3 for 1 common stock split) of the common shares of EXSG for $266,620.  Upon consummation of the merger, these shares were cancelled.

As a result of these transactions, the former owner of the Company became the controlling stockholder of EXSG.  Accordingly, the merger of EXSG and the Company was a reverse merger that has been accounted for as a recapitalization of the Company, which is deemed to be the accounting acquirer.

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of November 9, 2010, the Company had a minimal available cash balance.  Since March 31, 2010, funds were primarily used in operations to formulate business plans and explore opportunities.  The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2010, the Company’s activities have been limited to its formation, and business planning.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto for Q Lotus included in the Company’s Form 8-K/A filed on August 17, 2010 for the year ended March 31, 2010.

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

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger.  The Company does not have any potentially dilutive securities as of September 30, 2010.

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

Note 4 – Commitments and Contingencies

Consulting Agreements

On April 12, 2010, the Company entered into a consulting agreement whereby SiteMind, Inc. will provide, build, implement and maintain a corporate website.  In connection with these services, the Company paid a fee of $54,500.  The development of the corporate website was completed in the quarter ended September 30, 2010, and the $54,500 payment was expensed in the current quarter.

Note 4 – Commitments and Contingencies, continued

Consulting Agreements, continued

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

On May 10, 2010, Q Lotus entered into four mineral rights agreements, whereby the Company acquired the mining rights of properties located in Utah, Arizona, Oregon and Canada in exchange for a revenue sharing arrangement.  There have been no transactions relating to these mineral rights to date.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 5 – Notes Payable

In July 2010 the Company received two advances totaling $22,500 from a minority shareholder of the Company that were used to pay operating expenses.  In September 2010 the Company received an advance of $5,000 from another minority shareholder of the Company that was used to pay operating expenses.  These notes are non-interest bearing and payable on demand.

Note 6 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of September 30, 2010, adjusted for the stock split, 53,569,994 shares were issued and outstanding.  The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds.  However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business.  Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Reverse Merger

On April 16, 2010 in contemplation of the merger described below, the Company’s sole shareholder at that time, Marckensie Theresias, acquired 26,550,000 shares (8,850,000 shares prior to the 3 for 1 common stock split) of Extreme Home Staging, Inc., a publicly owned Nevada Corporation (“EXSG”) for $266,620, primarily from its former CEO, Milka Fixler.

On June 11, 2010, Q Lotus entered into and completed an Agreement and Plan of Share Exchange with EXSG.

EXSG had 22,019,994 common shares (7,339,998 shares prior to the 3 for 1 common stock split) par value $0.0001 outstanding at the time of the merger.

Note 6 – Stockholders’ Deficit, continued

Reverse Merger, continued

EXSG agreed to acquire all of the Q Lotus Common Stock from the Q Lotus Stockholder in exchange for 30,000,000 newly issued shares (10,000,000 shares prior to the 3 for 1 common stock split) of EXSG common stock.  As a condition of the exchange agreement, the 26,550,000 shares (8,850,000 shares prior to the 3 for 1 common stock split), as described above, were cancelled.  The name of EXSG was subsequently changed to Q Lotus Holdings, Inc.  After the merger was completed there was a total of 17,339,998 common shares outstanding, and after the stock split there was a total of 52,019,994 common shares outstanding.

The completion of the transactions as described above was accounted for as a “reverse merger” and recapitalization since the stockholder of Q Lotus will now control the combined company following the completion of the transactions.

Common Stock Issued

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations.

In September 2010, the Company issued 300,000 shares of common stock with an ascribed value of $150,000 (based on the value of the services) in exchange for web marketing services.  This amount is being amortized over the three month period of the service agreement, $25,000 of which was amortized as operating expenses during the three month and six month periods ended September 30, 2010.

Note 7 – Related Party Transactions

The Company recorded approximately $29,000 for expenses incurred by the Chief Executive Officer on behalf of the Company.  This advance is non-interest bearing and payable on demand.

Note 8 - Capital Structure

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

As a result of the stock split, the Company had a total of 52,019,994 common shares outstanding, and its common stock commenced trading on the over the counter bulletin board under the symbol “QLTS.”

 Note 9 - Subsequent Events

In October 2010, the Company entered into a Loan Agreement with a minority shareholder of the Company that provides for advances of up to $150,000, which was funded in October 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (“Q Lotus”) for the three and six months ended September 30, 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.  References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to Q Lotus.  This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Risk Factors” under Item 2.01 of Q Lotus’s Form 8-K/A filed June 16, 2010.  Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

OVERVIEW

Q Lotus Holdings, Inc. (the “Company," “us,” “we”) was incorporated in the State of Nevada on March 31, 2010. We are a development-stage company organized to operate as a diversified financial services company.  Our operations to date have consisted solely of holding mineral rights in a portfolio of gold and other minerals and formation activities and business planning.

The Company’s goal is to acquire and manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings.

We plan to diversify our business into four operating segments:

•	Transportation;
•	Specialty Lending;
•	Real Estate Operations; and
•	Natural Resources.

Effective on June 14, 2010, Extreme Home Staging, Inc. (“EXSG”) a public shell corporation, was acquired by Q Lotus, Inc. (“QLI”) in a reverse merger transaction, whereby 1,000,000 common shares of QLI were exchanged for 30,000,000 newly issued shares (10,000,000 shares prior to the 3 for 1 common stock split - See Note 8, Capital Structure) of EXSG.  Subsequently, EXSG changed its name to Q Lotus Holdings, Inc.

In contemplation of the merger, the sole shareholder of the Company borrowed funds from the Company in April 2010 and acquired 63% (26,550,000, or 8,850,000 shares prior to the 3 for 1 common stock split) of the common shares of EXSG for $266,620.  Upon consummation of the merger, these shares were cancelled.

As a result of these transactions, the former owner of the Company became the controlling stockholder of EXSG.  Accordingly, the merger of EXSG and the Company was a reverse merger that has been accounted for as a recapitalization of the Company, which is deemed to be the accounting acquirer.

On July 16, 2010, the Company executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this report to reflect this stock split.

We did not earn any revenues during the six-month period September 30, 2010.  During the period we incurred operating expenses of approximately $741,000, comprising of travel expenses of approximately $106,000, consulting fees of approximately $151,000, promotional expenses of approximately $130,000, professional fees of approximately $66,000, payroll expense of approximately $24,000, and supplies and services of approximately $265,000.

PLAN OF OPERATIONS

We plan to operate as a diversified financial services company whereby we will make capital investments in a variety of privately-held companies.  We anticipate that our primary revenue-generating center will come from our capital investments (both loans and equity) into medium-sized businesses with an established operating history and early stage companies with proprietary technology.

Our principal objective is to acquire either a minority or controlling interest in mature companies in a roll-up strategy.  The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.  We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred-stock, warrants or options to acquire stock or the right to convert the debt securities into stock.  We may invest alone, or as part of a larger investment group.

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

Investment Selection
We are committed to a value-oriented philosophy, which will be used by members of management who will manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies.  These criteria provide general guidelines for our acquisitions and investment decisions; however, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest or acquire.

Value orientation and positive cash flow
Our philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation.  We will focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating-cash-flow basis.  We plan to also invest in select early stage companies that have proprietary technologies, or a specialized niche that will enable the company to capitalize on its specialty to emerge as a market leader in its field.

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

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition.  Our critical accounting policies include the following:

Stock-Based Compensation

We have adopted the fair value recognition provisions Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”).  Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions ASC 718. We recognize these compensation costs over the requisite service period of the award..

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 which requires that such equity instruments be recorded at their fair value on the measurement date, which is typically the date the services are performed. Stock-based compensation for non-employees is accounted for under ASC 718 and is reflected within general and administrative expenses.

Results of Operations

General and Administrative Expenses

To date, the Company’s activities have been limited to its formation and business planning.

Expenses for the six months ended September 30, 2010 were incurred relating to travel of approximately $106,000, consulting fees of approximately $151,000, promotional expenses of approximately $130,000, professional fees of approximately $66,000, payroll expense of approximately $24,000, and supplies and services of approximately $265,000.

Expenses for the three months ended September 30, 2010 were primarily incurred relating to travel of approximately $4,000,   promotional expenses of approximately $26,000, professional fees of approximately $35,000, and supplies and services of approximately $130,000.

The Company has paid approximately $56,500 for equipment purchases, and consulting fees of $54,500 for website design that was expensed in the quarter ended September 30, 2010, and $210,000 for public and investor relation services for which such services have yet to commence.  The Company issued 300,000 shares of its common stock valued at $150,000 for web marketing services, $25,000 of which was amortized in the current period and the balance of $125,000 was capitalized as a prepaid expense as of September 30, 2010.

Liquidity and Capital Resources

As of November 9, 2010 the Company had a minimal available cash balance.

Our common stock currently trades on the over the counter bulletin board under the symbol “QLTS.”

We plan to initiate corporate bond offerings to raise capital for our planned investments utilizing as collateral our portfolio of gold and other mineral assets.  There can be no assurance the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of November 9, 2010, the Company had a minimal available cash balance.  Since March 31, 2010, funds were primarily used in operations to formulate business plans and explore opportunities.  The Company needs to raise additional capital from external sources in order to sustain its operations while executing its business plan.  The Company cannot provide any assurance that it will raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2010, the Company’s activities have been limited to its formation and business planning.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

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

In connection with the review of our interim quarterly 2010 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

We have work to do to bring our disclosure controls and procedures up to public-company standards.  As discussed above, because the merger occurred on June 11, 2010, we were unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formalized IT disaster recovery plan.

Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting.

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due in part to the small size of our Company prior to the Merger, we lack  formalized written policies and procedures in the financial accounting area,  we lack the appropriate resources to handle the accounting for complex equity and other transactions and lack a sophisticated financial reporting systems.

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a material weakness as of the Evaluation Date, under standards established by the Public Company Accounting Oversight Board. As previously stated, the material weakness relates our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions and our lack of sophisticated financial reporting systems.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 in exchange for $125 and services that related to the formation and establishment of the Company and its business operations.

In September 2010, the Company issued 300,000 shares of common stock with an ascribed value of $150,000 in exchange for web marketing services.

The issuance and sale of the securities described above were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  We did not engage in general solicitation or advertising with regard to the issuance of such securities and did not offer the securities to the public in connection with such issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.4	Loan Agreement with Zenith Estates, Inc. dated October 11, 2010.
31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

November 15, 2010                                                                  /s/ Marckensie Theresias
Marckensie TheresiasChief Executive Officer

November 15, 2010                                                                  /s/ Marckensie Theresias
Marckensie Theresias
Chief Financial Officer