Form 10-Q
period 2010-12-31
Q LOTUS HOLDINGS INC
filed 2011-02-23
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010



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

As of February 23,  2011 there were 53,577,994 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2010
INDEX

PART I – FINANCIAL INFORMATION

Item	Description	Pages
1	Un-Audited Financial Statements	1-8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11
3	Quantitative and Qualitative Disclosures about Market Risk	12
4	Controls and Procedures	12-13

PART II – OTHER INFORMATION

Item	Description	Pages
1	Legal Proceedings	14
2	Unregistered Sales of Equity Securities and Use of Proceeds	14
3	Defaults Upon Senior Securities	14
4	(Removed and Reserved)	14
5	Other Information	14
6	Exhibits	14
	Signatures	15

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

PART I – FINANCIAL INFORMATION

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2010	2010

Assets

Current Assets
Cash	$45,506	$804,882
Prepaid expenses and other current assets	39,561	--

Total Current Assets	85,067	804,882

Property and Equipment, Net	49,445	--

Total Assets	$134,512	$804,882

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts payable	$80,163	$1,192
Short term notes payable	162,500	--
Due to related party	22,653	--

Total Current Liabilities	265,316	1,192

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.0001 par value; 400,000,000 shares authorized,
53,577,994 and 30,000,000 shares issued and outstanding
at December 31, 2010 and March 31, 2010, respectively	5,358	3,000
Additional paid-in-capital	1,014,564	801,882
Deficit accumulated during development stage	(1,150,726)	(1,192)

Total Stockholders' (Deficit) Equity	(130,804)	803,690

Total Liabilities and Stockholders' (Deficit) Equity	$134,512	$804,882

See notes to these condensed financial statements

(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
	For the Three	For the Nine	from March 31, 2010
	Months Ended	Months Ended	(Inception) to
	December 31, 2010	December 31, 2010	December 31, 2010

Revenue	$--	$--	$--

Operating Expenses	(408,765)	(1,149,562)	(1,150,754)

Interest Income	--	28	28

Net Loss	$(408,765)	$(1,149,534)	$(1,150,726)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	53,571,298	46,788,141

See notes to these condensed financial statements

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in-Capital	Deficit	Equity

Balances - March 31, 2010 (Date of Inception)	30,000,000	$3,000	$801,882	$(1,192)	$803,690

Shares of Extreme Home Staging Inc, par value $.0001,		2,202	(2,202)	--	(0)
adjusted for 3 for 1 split
Q Lotus Holdings, Inc - Shares Issued 8/26/10	1,250,000	125	49,875	--	50,000

Q Lotus Holdings, Inc - Shares Issued 9/21/10	300,000	30	149,970	--	150,000

Q Lotus Holdings, Inc - Shares Issued 12/17/10		1	15,039	--	15,040

Net loss	--	--	--	(1,149,534)	(1,149,534)

Balances - December 31, 2010	53,577,994	$5,358	$1,014,564	$(1,150,726)	$(130,804)

See notes to these condensed financial statements

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Nine	from March 31, 2010
	Months Ended	(Inception) to
	December 31, 2010	December 31, 2010

Cash Flows from Operating Activities
Net Loss	$(1,149,534)	$(1,150,726)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	7,064	7,064
Amortization expense	414,500	414,500
Stock based compensation	50,000	50,000
Changes in operating liabilities:
Prepaid expenses and other current assets	(289,021)	(289,021)
Accounts payable	78,970	80,162

Net Cash Used in Operating Activities	(888,021)	(888,021)

Cash Flows from Investing Activities
Purchase of property and equipment	(56,508)	(56,508)

Cash Used in Investing Activities	(56,508)	(56,508)

Cash Flows from Financing Activities
Proceeds from loan from related party-Net	22,653	22,653
Proceeds from short term notes payable	162,500	162,500
Proceeds from the issuance of common stock	--	804,882

Cash Provided by Financing Activities	185,153	990,035

Net (Decrease) Increase in Cash and Cash Equivalents	(759,376)	45,506

Cash and Cash Equivalents - Beginning	804,882	--

Cash and Cash Equivalents - Ending	$45,506	$45,506

Supplementary disclosures of non-cash
investing and financing activities:
Common stock issued for services	$165,040	$165,040

See notes to these condensed financial statements

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed on March 31, 2010.  The Company was formed to operate as a diversified financial services company which plans to acquire either minority or controlling interests in companies which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value, and to make capital investments in a variety of privately held companies.  The Company anticipates that the primary revenue sources will come from interest, dividends and capital investments (both loans and equity) in both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history.  Currently, our business has consisted solely of holding mineral rights in a portfolio of gold and other minerals and our activities have been limited to our formation, business planning, pursuit of capital and exploring possible acquisitions.

The Company plans to initiate corporate bond offerings and convertible debentures for the purpose of raising capital for the Company’s planned investments, utilizing as collateral a portfolio of gold and other mineral assets.

Effective on June 14, 2010, Extreme Home Staging, Inc. (“EXSG”) a public shell corporation, was acquired by Q Lotus, Inc. (“QLI”) in a reverse merger transaction, whereby 1,000,000 common shares of QLI were exchanged for 30,000,000 newly issued shares (10,000,000 shares prior to the 3 for 1 common stock split - See Note 8, Capital Structure) of EXSG.  Subsequently, EXSG changed its name to Q Lotus Holdings, Inc., and its common stock trades on the over the counter bulletin board under the symbol “QLTS.”

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

The Company is in the initial stage of operations.  The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000 and from advances from the Company’s Chairman.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of February 23, 2011, the Company had a minimal available cash balance.  Since March 31, 2010, funds were primarily used in operations to formulate business plans and explore opportunities.  The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of December 31, 2010, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto for Q Lotus included in the Company’s Form 8-K/A filed on August 17, 2010 for the year ended March 31, 2010.

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

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger.  The Company does not have any potentially dilutive securities as of December 31, 2010.

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

Note 4 – Commitments and Contingencies

Consulting Agreements

On April 12, 2010, the Company entered into a consulting agreement with SiteMind, Inc. to provide, build, implement and maintain a corporate website.  In connection with these services, the Company paid a fee of $54,500.  The development of the corporate website was completed in the quarter ended September 30, 2010, and the $54,500 payment was expensed in that quarter.

On April 12, 2010, the Company entered into a consulting agreement with RedChip Companies, Inc. to provide public and investor relation services.  In connection with these services, the Company paid a fee of $210,000 that was expensed in the current quarter.

Note 4 – Commitments and Contingencies, continued

Operating Agreements

The Company is not currently leasing any office space.

On May 10, 2010, Q Lotus entered into four mineral rights agreements, whereby the Company acquired the mining rights of properties located in Utah, Arizona and Oregon in exchange for a revenue sharing arrangement.  There have been no transactions relating to these mineral rights to date.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 5 – Notes Payable

In July 2010 the Company received two advances totaling $22,500 from a minority shareholder of the Company that were used to pay operating expenses.  In September 2010 the Company received an advance of $5,000 from another minority shareholder of the Company that was used to pay operating expenses.  These notes are non-interest bearing and payable on demand.  The $5,000 advance was repaid in the quarter ended December 31, 2010.

In October 2010, the Company entered into a Loan Agreement for advances totaling $150,000, $140,000 of which was funded to the Company, by a minority shareholder of the Company that were used to pay operating expenses.  This note is non-interest bearing and payable on demand.

Note 6 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of December 31, 2010, adjusted for the stock split, 53,577,994 shares were issued and outstanding.  The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds.  However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business.  Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

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

Note 6 – Stockholders’ Deficit, continued

Common Stock Issued

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations.

In September 2010, the Company issued 300,000 shares of common stock with an ascribed value of $150,000 (based on the value of the services) in exchange for web marketing services.  This amount is being amortized over the three month period of the service agreement, $125,000 and $150,000 of which was amortized as operating expenses during the three and nine month periods ended December 31, 2010, respectively.

In December 2010, the Company issued 8,000 shares of common stock with a value of $15,000, based on the closing price of the Company’s common stock on the date of issuance, as earnest money relating to a potential acquisition.

Note 7 – Related Party Transactions

The Company recorded approximately $29,000 for expenses incurred by the Chairman on behalf of the Company.  This advance, in the amount of approximately $22,000 at December 31, 2010, is non-interest bearing and payable on demand.

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by the Company's current Chief Executive Officer, and the Company has agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  For the three and nine months ended December 31, 2010, the Company's share of these expenses totaled approximately $41,000 and $47,000, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (“Q Lotus”) for the three and nine months ended December 31, 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.  References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to Q Lotus.  This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Risk Factors” under Item 2.01 of Q Lotus’s Form 8-K/A filed June 16, 2010.  Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

OVERVIEW

Q Lotus Holdings, Inc. (the “Company," “us,” “we”) was incorporated in the State of Nevada on March 31, 2010. We are a development-stage company organized to operate as a diversified financial services company.  Our operations to date have been limited to our formation, business planning, pursuit of capital and exploring possible acquisitions.

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

We did not earn any revenues during the nine-month period December 31, 2010.  During the period we incurred operating expenses of approximately $1,140,000, comprising of travel expenses of approximately $114,000, consulting fees of approximately $151,000, promotional expenses of approximately $468,000, professional fees of approximately $100,000, payroll expense of approximately $24,000, and supplies and services of approximately $283,000.

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

The principal objective of acquisitions pursuant to a roll-up strategy is to acquire either a minority or controlling interest in mature companies, consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.  We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred-stock, warrants or options to acquire stock or the right to convert the debt securities into stock.  We may invest alone, or as part of a larger investment group.

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

Results of Operations

General and Administrative Expenses

To date, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

Expenses for the nine months ended December 31, 2010 were incurred relating to travel of approximately $114,000, consulting fees of approximately $151,000, promotional expenses of approximately $468,000, professional fees of approximately $100,000, payroll expense of approximately $24,000, and supplies and services of approximately $283,000.

Expenses for the three months ended December 31, 2010 were primarily incurred relating to travel of approximately $8,000,   promotional expenses of approximately $337,000, professional fees of approximately $37,000, and supplies and services of approximately $17,000.

The Company has paid approximately $56,500 for equipment purchases, consulting fees of $54,500 for website design that was expensed in the quarter ended September 30, 2010, and $210,000 for public and investor relation services that was expensed in the quarter ended December 31, 2010.  The Company issued 300,000 shares of its common stock valued at $150,000 for web marketing services, $125,000 and $150,000 of which was amortized as operating expenses during the three and nine month periods ended December 31, 2010, respectively.

Liquidity and Capital Resources

As of February 23, 2011 the Company had a minimal available cash balance.

Our common stock currently trades on the over the counter bulletin board under the symbol “QLTS.”

We plan to initiate corporate bond offerings to raise capital for our planned investments utilizing as collateral our portfolio of gold and other mineral assets.  There can be no assurance the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of February 23, 2011, the Company had a minimal available cash balance.  Since March 31, 2010, funds were primarily used in operations to formulate business plans and explore possible acquisitions.  The Company needs to raise additional capital from external sources in order to sustain its operations while executing its business plan.  The Company cannot provide any assurance that it will raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of December 31, 2010, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2010, the Company issued 8,000 shares of common stock with a value of $15,000, based on the closing price of the Company’s common stock on the date of issuance, as earnest money relating to a potential acquisition.

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

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

February 23, 2011                                                       /s/ Gary A. Rosenberg
Gary A. RosenbergChief Executive Officer

February 23, 2011                                                       /s/ Marckensie Theresias
Marckensie Theresias
Chief Financial Officer