Form 10-Q/A
period 2010-12-31
Q LOTUS HOLDINGS INC
filed 2011-05-27
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-Q/A
Amendment # 1

_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31,  2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐ NO  ☒

As of February 23,  2011 there were 53,577,994 shares of the registrant's common stock outstanding.

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q for Q Lotus Holdings, Inc. (the “Company”) for the period ended December 31  2011, as filed with the Securities and Exchange Commission on February 23,  2011 (“Form 10-Q”). The sole purpose of this Amendment is to amend the designations on the cover form to check off (i) Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 (ii) Checked off filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (iii) description- check off Smaller Reporting Company (IV ) Check off- Not a shell companyIssuer description- check off Smaller Reporting Company (iii) Check off- Not a shell company.

No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

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

Q Lotus Holdings, Inc.

Date:	May 27, 2011	By:	/s/ Gary Rosenberg

Gary Rosenberg
Chief Executive Officer

Date:	May 27, 2011	By:	/s/ Marckensie Theresias

Marckensie Theresias Chief Financial officer