Form 10-K
period 2011-03-31
Q LOTUS HOLDINGS INC
filed 2011-07-14
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
March 31, 2011
Commission File No:  000-52595

Q LOTUS HOLDINGS, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	14-1961383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 North Dearborn Street, Suite 605, Chicago, IL 60654
(Address, including zip code, of principal executive offices)
Registrant's telephone number, including area code:  (312) 379-1800

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K.   YES ☐   NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   YES ☐   NO ☒

As of September 30, 2010, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $2.95 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $69,531,482 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders).  As of July 5, 2011 there were 53,727,994 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
FORM 10-K
ANNUAL REPORT FOR YEAR ENDED MARCH 31, 2011

PART I

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

Item 1. BUSINESS

Company Overview

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary, Q Lotus, Inc. (“QLI”), whose sole operations to date have been limited to the acquisition of certain mining claims.  The Company intends to expand its holdings by either acquiring additional subsidiaries to facilitate its business plan or acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, and to make capital investments in a variety of privately held companies.  The Company anticipates that the primary revenue sources will come from revenues from acquired operations, and interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history.  Currently, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to our formation, business planning, pursuit of capital and exploring possible acquisitions.

The Company was originally incorporated as Extreme Home Staging, Inc. Our primary revenue-generating business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace.  On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, Marckensie Theresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”).  The 30,000,000 shares issued to Marckensie Theresias constituted 57.6% of our issued and outstanding capital stock on a fully diluted basis.  The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes.   As a result of the Exchange, QLI became a wholly owned subsidiary of Extreme Home Staging, Inc.  On July 16, 2010 Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc.

On July 16, 2010, the Company executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this report to reflect this stock split.

The Company is a development stage company and is in its initial stage of operations.  The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances from the Company’s Chairman and from other advances from unaffiliated third parties.

Plan of Operations

We plan to operate as a multi-industry holding company whereby we will acquire and/or develop profitable companies either by obtaining a majority of stock in each company we gain control of or by providing capital investments to companies which internally develop into profitable enterprises. The Company has adopted a business strategy that focuses on expansion through acquisition. The key elements of acquisition targets must include solid management, profitability, geographical locations compatibility and/or undervalued companies that can be enhanced by shared services and opportunities.  Through the acquisition and development of profitable companies and the expansion of internal divisions, we believe that the Company will have the ability to experience growth through diverse holdings. We anticipate that our primary revenue-generating center will initially come from our capital investments (both loans and equity) into startups with proprietary technology and medium sized businesses with an established operating history, as well as from operating revenues from acquired companies.

Our Planned Operating Segments

Our principal operating segments focus will be to acquire or provide equity or debt financing to U.S. emerging growth and middle-market companies in a variety of industries. We will generally seek to invest in companies from the broad variety of industries in which our Chairman and CEO have direct expertise. We plan to diversify our business primarily into four operating segments:

•	Finance;
•	Real estate;
•	Communications; and
•	Natural resources.

We may invest in other industries if we are presented with attractive opportunities.

Investments in Marketable Securities

Management may also make investments directly into hedge funds that specialize in specific areas of trading, which will reduce the specialized personnel costs associated with maintaining trading operations.

Real Estate Investments

In addition to private investments and marketable securities, the Company will also directly and indirectly purchase real estate, as management feels that the low prices within the market represent substantial buying opportunities. Many economists are currently predicting that the real estate market correction is nearing its end, and the Company could be in an excellent position to purchase large apartment complexes, industrial facilities, and commercial (Class A and Class B) properties that produce substantial rent rolls. The business could easily use its existing cash reserves to directly purchase real estate with the intent to refinance the properties at a later time.

Investment Selection

We are committed to a value oriented philosophy which will be used by management to seek to minimize the risk of capital loss without foregoing potential for capital appreciation.   We have identified several criteria that we believe are important in identifying and investing in prospective acquisition or financing targets.  These criteria provide general guidelines for our investment decisions; however, we caution that not all of these criteria will be met by each prospective target company in which we choose to invest or acquire.   Generally, we seek to use the experience and expertise of our President, Marckensie Theresias, and our Chief Executive Officer, Gary Rosenberg, and access to market information to identify investment candidates and to structure investments quickly and effectively.

Value orientation and positive cash flow

Our business philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We will focus on companies in which we can invest or acquire at relatively low multiples of operating cash flow and that are profitable at the time of the transaction on an operating cash flow basis. We plan to also acquire or invest in select start-up companies which have proprietary technologies, or a specialized niche that will enable the company to capitalize on its specialty to emerge as a market leader in its field.

Experienced management and established financial sponsor relationship

We will generally require that our target companies have an experienced management team. We also will require the target companies to have proper incentives in place to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Strong and defensible competitive market position in industry

We seek to acquire or invest in target companies that have developed or are in the process of developing leading market positions within their respective markets and are or will be well positioned to capitalize on growth opportunities. We also seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability.

Viable exit strategy

Our principal objective is long-term capital appreciation.  We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock.  We may invest alone, or as part of a larger investment group.   In addition, we may acquire either a minority or controlling interest in mature companies in a roll-up strategy.  The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

We also seek to invest in companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in target companies to be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we plan to conduct a rigorous due diligence process that draws from the experience, industry expertise and network of contacts of our Chairman, Mr. Marckensie Theresias’ and our Chief Executive Officer, Mr. Gary A. Rosenberg. At the onset of operations, we will hire several skilled research analysts and structured finance experts (in both an employment and consulting capacity) to ensure that each transaction is structured so that the business is conducive to a favorable return on investment while minimizing undue risk exposure. Among other things, our due diligence will be designed to satisfy that each prospective target company will be able to meet its debt service obligations.

Competition

Our primary competitors provide financing to middle-market companies and include business development companies, commercial and investment banks, commercial financing companies, and to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. However, we believe that there has been a reduction in the amount of debt capital available for lending in new emerging growth companies and leveraged buyout transactions since the downturn in the credit markets.   This has resulted in a less competitive environment.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations.  At March 31, 2011, the Company had negative working capital of $365,000 and accumulated deficit of $1,368,000. Since inception (March 31, 2010) through March 31, 2011, the Company raised $804,882 of cash from the issuance of common stock and $367,500 proceeds from short-term notes.  These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will be able to raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2011, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

Employees

As of March 31, 2011, we had no employees.

Seasonality and Backlog

Our business is not subject to significant seasonal fluctuations, and there are no material backlogs in our business.

Research and Development and Environmental Matters

We did not incur any research and development expenses since our formation. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

Item 1A. RISK FACTORS

Risks Related to our Business and Industry

Accumulated deficit and operating losses and anticipated earnings; explanatory language in Auditor’s Report.

The Company had an accumulated deficit at March 31, 2011 of $1,368,011 and net loss to common shareholders of $1,366,819 for the year ended March 31, 2011. The Company had an accumulated deficit of $1,192, and net loss to common shareholders of $1,192 for the year ended March 31, 2010.  The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

We have a limited operating history upon which to base an investment decision.

We are a development-stage company and as a result we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless.

Since the Exchange, our operations have been limited to organizing and staffing, performing due diligence reviews of potential target companies and the holding of certain mining properties. These operations provide a limited basis for you to assess our ability to achieve our business strategy and the advisability of investing in our securities.

We are dependent upon senior management and the loss of their services could harm our ability to implement our business strategy.

We depend on the experience, diligence, skill and network of business contacts of our Chairman, Marckensie Theresias, and our Chief Executive Officer, Gary Rosenberg, who will identify, evaluate, negotiate, structure, close, monitor and service our investments.  Our future success will depend to a significant extent on the continued service and coordination of Messrs. Theresias and Rosenberg, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees.   The departure of any members of senior management or key employees could have a material adverse effect on our ability to achieve our objectives. While our senior management expects to devote a majority of their business time to our operations they are not currently subject to any employment contracts.

Our ability to grow will depend on our ability to raise capital.

In order for us to have the opportunity for future success and profitability, we will need to access the capital markets to raise cash in order to deploy the funds for investing in our target companies.  Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We have actively pursued a variety of funding sources and have consummated certain transactions in order to address our capital requirements. We may need to seek to raise additional capital through other available sources, including borrowing additional funds from third parties and there can be no assurance that we will be successful in such pursuits.  Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.  As a result, our ability to generate revenues in our initial years of operation will be based on our ability to raise funds, and invest our capital in suitable target companies in a timely manner and generate income and capital appreciation from our investments.

We may raise capital through debt offerings; the potential for loss on amounts invested would be magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities.  We may raise capital and issue senior debt securities to institutional investors.  Lenders of these senior securities would have fixed dollar claims on our assets that are superior to the claims of our common shareholders and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause our value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique.  Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Our ability to achieve our business objectives will depend on our ability to grow, which will depend, in turn, on our ability to identify, analyze, and invest in and finance companies that meet our investment criteria.  Accomplishing this result on a cost-effective basis is largely a function of our management’s proper structuring and implementation of the investment process, its ability to identify and evaluate companies that meet our investment criteria, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms.  In order to grow, we may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior.  As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate.  Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us.  This information may not be accurate, complete, up-to-date or properly evaluated.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events.  We cannot assure that our policies and procedures will effectively and accurately record and verify this information. We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems.  We believe that we are able to evaluate and manage the market, credit and other risks to which it is exposed.  Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured.  For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments could have a material adverse effect on our results of operations and financial condition.  The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

We operate in a highly competitive market for acquisition and investment opportunities.

We compete for investments with a number investment funds (including private equity funds and venture capital funds), reverse merger and special purpose acquisition company (“SPACs”) sponsors, investment bankers which underwrite initial public offerings, hedge funds that invest in private investments in public equity (“PIPE”), traditional financial services companies such as commercial banks, and other sources of financing.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.  Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We are unlikely to generate capital gains during our initial years of operation, and thus our income if any, during that period will likely be limited primarily to interest and dividends earned on specific investments prior to conversion thereof or as a return of capital.

Since we expect to have an average holding period for our target company investments of one to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we may generate income in our initial years of operation principally from interest and dividends we may receive from some of our investments prior to our conversion thereof or as a return of capital.  However, our ability to generate revenues in our initial years of operation will be based on our ability to invest our capital in suitable target companies in a timely manner and to realize capital gains from the disposition of our portfolio investments

In addition, the micro-cap and small-cap companies in which we intend to invest are generally more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods.  Any such defaults could substantially reduce our net investment income.

Our quarterly and annual operating results will be subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including the interest rates and dividend rates payable on our debt securities and preferred stock investments, respectively, the default rate on any such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.  In addition, the currently prevailing negative economic conditions may cause such default rates to be greater than they otherwise would be during a period of economic growth.

Changes in laws or regulations governing our operations may adversely affect our business.

We are, and our target companies will be, subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could have a material adverse effect on our business.

Changes to the laws and regulations governing our may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. If legislation is enacted, new rules are adopted, or existing rules are materially amended, we may change our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may result in our investment focus shifting.

No protection under the Investment Company Act.

The Company intends to structure its business operations so that it is exempt from registration under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated there under (the “40 Act”).  The Company has not and does not intend to register as an investment company under the 40 Act.  The Company will not submit a no-action letter to the SEC, to verify that its intended structure and business objectives fall outside of the definition of an investment company under the 40 Act or meet any exemption under the 40 Act.  The Company intends to follow other no-action letters in structuring its investments and acquisitions.  If the Company were to be deemed an investment company and unable to avail itself of any safe-harbors or other exemptions under the 40 Act, it would be required to register as an investment company.  The cost would be prohibitive and could have catastrophic consequences for the Company.

We will be subject to substantial fluctuation to our investments due to our focus on capital appreciation from equity investments.

Our primary emphasis will be to generate capital gains through our equity investments in such micro-cap and small-cap companies, which we expect to become public reporting companies with their securities being quoted on either a junior exchange or senior exchange.  We do not expect the securities in our publicly traded target companies quoted on a junior exchange to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with an upgrade to a senior exchange listing, which may not occur until sometime after our investment is made, if at all.  However, there can be no assurance that our target companies will obtain either a junior exchange or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded target companies.

Even if our target companies are successful in becoming publicly traded companies, there is no assurance that they will be able to achieve their projected revenue and earnings targets or effectively maintain their status as public reporting companies.  In such case, there may be little or no demand for the securities of our target companies in the public markets, we may have difficulty disposing of our investments, and the value of our investments may decline substantially.

We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our revenue.  In addition, since we expect to have an average holding period for our target company investments of one to three years, it is unlikely we will generate any capital gains during our initial years of operations.   However, our ability to generate revenues, will be based on our ability to invest our capital in suitable target companies in a timely manner and to realize capital gains from the disposition of our portfolio investments.

There are significant potential conflicts of interest that could impact our investment returns.

Our senior management may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of target companies which we acquire or in which we invest.

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and other rules implemented by the SEC. We believe that complying with these rules and regulations may make some activities time-consuming and costly and may divert significant attention of our management from implementing our business objectives.

Growth plans and risk of expansion.

We have adopted and implemented a business strategy which seeks growth and expansion through the acquisition of synergistic companies. Accordingly, our growth and financial performance will depend, in large part, upon our ability to identify and locate suitable acquisitions, to manage such growth and the resultant diverse operations, to manage the margins of the acquired operations, and to attract, hire, train, and retain qualified supervisory personnel and other operational employees to meet our needs as we expand, as well as the availability of sufficient working capital. Difficulties resulting from our failure to manage and control our growth could materially adversely affect our operating results and financial condition.

No assurance of acquisitions.

Although we have had preliminary discussions with potential acquisition candidates, we have not completed any acquisitions or financings to date. We have current understandings or arrangements (oral or written) relating to specific acquisitions or financings, but cannot give specific timing to close such transactions. Until binding agreements are in place there can be no assurance that any proposed transaction will be consummated or that adequate, acceptable and affordable financing will be available.

Acquisition risks.

Acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our results of operations or financial condition. Such risks include, but are not limited to, the diversion of management’s attention from core operations, difficulties in the integration of acquired operations and retention of personnel, customers, and suppliers, unanticipated problems or legal liabilities, tax and accounting issues, and the inability to obtain all necessary governmental and other approvals and consents.

Risks related to our target companies

Current market conditions have adversely affected the capital markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular.  These conditions make it more difficult for us to achieve our acquisition and investment objectives, particularly as they likely have an even greater impact on the micro-cap and small-cap companies we intend to target.  This may adversely affect the financial condition and operating results of certain micro-cap and small-cap companies in which we may invest or acquire, as well as reduce the availability of attractive micro-cap and small-cap targets.

The U.S. economy continues to experience recessionary conditions and events have significantly constrained the availability of debt and equity capital for the market as a whole, although there are some positive economic indicators that are showing signs of recovery.

The generally distressed economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap and small-cap companies we intend to target.  As a result, we will likely experience a reduction in attractive acquisition and investment opportunities that fit our criteria.  In addition, our interests in target companies could be impaired to the extent such target companies experience financial difficulties arising out of the current economic environment.  Our inability to locate attractive target opportunities, or the impairment of our target companies as a result of economic conditions, could have a material adverse effect on our financial condition and results of operations.

Our equity and debt investments in the companies that we are targeting may be extremely risky and we could lose all or part of our investments.

The securities that we acquire as a part of our business objectives are not likely to be rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s), which investments are commonly referred to as “junk.” Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal and is, therefore, commonly subject to additional risks.

We expect we will also acquire equity securities as part of our business objective, including preferred securities convertible into common stock and warrants.  These debt and equity investments will entail additional risks that could adversely affect our business objectives.

In addition, the micro-cap and small-cap companies that we are targeting involve a number of significant risks, including:

●	They may have limited financial resources and may be unable to meet their obligations, which may lead to bankruptcy or liquidation.

●
They typically have limited operating histories, narrower, less established product lines or offerings and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, operational risks and consumer sentiment in respect of their products or services, as well as general economic downturns.

●
Since they are primarily privately owned, there is generally little publicly available information about these businesses; therefore, although management will perform “due diligence” investigations on these target companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses.

●
They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our target company and, in turn, on us.

●
Since part of our business plan requires that these companies become publicly traded companies, they will need resources, processes, procedures and systems to satisfy the additional regulatory burdens, they will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, and they may not be able to attract retail and institutional investor interest in the secondary market, all of which may have a material adverse impact on our target companies and, in turn, on us.

A target company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize the target company’s ability to meet its obligations under any debt securities that we hold and render our equity investments in that target company worthless. In addition, a substantial portion of our investments will be in the form of equity, which will generally rank below any debt issued by our target companies.

Even if our target companies are successful in becoming publicly traded companies, there is no assurance that they will be able to achieve their projected revenue and earnings targets or effectively maintain their status as public reporting companies.  In such case, there may be little or no demand for the securities of our target companies in the public markets, we may have difficulty disposing of our investments, and the value of our investments may decline substantially.

Our target companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our target companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments will usually prohibit the target companies from paying interest or dividends on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a target company, holders of securities ranking senior to our investment in that target company will typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the target company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant target company.

We may not realize any income or gains from our equity investments.

As part of our business strategy a substantial portion of our interests in target companies is expected to be comprised of equity securities, including convertible preferred securities and debt securities convertible into equity securities and warrants exercisable into equity securities. These equity interests may not appreciate in value and, in fact, may decline in value if a target company fails to perform financially or achieve its growth objectives.  We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since the securities of our target companies may have restrictions on their transfer or may not have an active trading market.

Even if the equity securities of our public target companies may be sold in the public markets, we expect these securities will initially be thinly traded and, as a result, the lack of liquidity of target company securities may adversely affect our business, and will delay distributions of gains, if any.

While our target companies will typically be private companies, we expect that, as part of our business plan, that some of these companies will become public reporting companies with their common stock initially being listed or quoted on an exchange or quotation system. We do not expect the preferred equity of our target companies to be listed or quoted on an exchange or quotation system. We do not expect the common stock in our public target companies to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a senior exchange listing upgrade.  It is anticipated that our convertible preferred stock instruments will generally provide for conversion upon the target companies’ achievement of certain milestone events, including a senior exchange listing for their common stock. However, there can be no assurance that our target companies will obtain either a junior exchange or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded target companies.

We expect substantially all of the common stock we purchase in a target company will be “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”).  As restricted securities, these shares may be resold only pursuant to an effective registration statement under the Securities Act or pursuant to the requirements of Rule 144 or other applicable exemption from registration under the Securities Act, and in accordance with any applicable state securities laws.

A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to a registration statement, may have a depressive effect upon the price of the common stock of our target companies in any market that may develop.

Our failure to make additional investments in our target companies could impair the value of our portfolio.

Following our initial acquisition or, or investment in, a target company, our target companies may require additional financing. We may elect not to provide such additional financing or otherwise lack sufficient funds to make such financings. We have the discretion to make any additional subsequent investments, subject to the availability of capital resources. The failure to make additional financing available to our target companies may, in some circumstances, jeopardize the continued viability of a target company and our prior investments, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired additional subsequent investment, we may elect not to make that investment because we may not want to increase our concentration of risk, because we prefer other opportunities. If our target companies are not able to generate sufficient cash flow from operations, they may lack sufficient capital to continue to grow their businesses, or they may not be able to continue their operations at all.  If our target companies lack sufficient capital before they are able to obtain a senior exchange listing, there may be few, if any, options available to them to raise additional capital, jeopardizing the continued viability of, and our investments in, such target companies.

We may not hold controlling equity interests in our target companies, we therefore may not be in a position to exercise control over such target companies or to prevent decisions by management of such target companies that could decrease the value of our investments.

We may not be in a position to control the management, operation and strategic decision-making of our target companies.  As a result, we will be subject to the risk that a target company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the stockholders and management of such a target company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our target companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a target company, and may therefore suffer a decrease in the value of our investments.

Risks Related to our Common Stock

Our common stock is quoted on the OTC Bulletin Board that may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. There may be significant consequences associated with our common stock trading on the OTC Bulletin Board rather than a national exchange.  The effects of not being able to list our common stock securities on a national exchange include:

●	limited release of the market price of our securities;
●	limited news coverage;
●	limited interest by investors in our securities;
●	volatility of our common stock price due to low trading volume;

●	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
●	limited ability to issue additional securities or to secure additional financing.

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Traditionally, the trading volume of our common stock has been limited.  For example, for the 30 trading days ended on July 5, 2011, the average daily trading volume was approximately 20,000 shares per day and on certain days there was no trading activity. During such 30-day period the closing price of our common stock ranged from a high of $0.42 to a low of $0.13.  Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the per share price is subject to volatility and may continue to be subject to rapid price swings in the future.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially.  The market price of its common stock may be highly volatile as a result of factors specific to us and the securities markets in general.  Factors affecting volatility may include: variations in our annual or quarterly financial results or those of its competitors; economic conditions in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or our subsidiaries or the securities industry.  In addition, volatility of the market price of our common stock is further affected by its thinly traded nature.

Our principal stockholders including our directors and officers control a large percentage of shares of our common stock and can significantly influence our corporate actions.

As of July 5, 2011, our executive officers, directors and/or entities that these individuals are affiliated with, beneficially owned approximately 54.4% of our outstanding common stock.  Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Nevada corporate law and our articles of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:  deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors; require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

Our board of directors can issue shares of "blank check" preferred stock without further action by our stockholders.

Our board of directors has the authority, without further action by our stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

●	dividend rights;
●	conversion rights;
●	voting rights, which may be greater or lesser than the voting rights of our common stock;
●	rights and terms of redemption;
●	liquidation preferences; and
●	sinking fund terms.

We currently do not have any shares of preferred stock issued or outstanding.  The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company.  We have no current plans to issue any preferred stock in the next twelve months, although the issuance of preferred stock may be necessary in order to raise additional capital.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company owns no real property and the Company is not currently leasing any office space.  The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by the Company's current Chief Executive Officer and the Company has agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  For the fiscal year ended March 31, 2011, the Company's share of these expenses totaled approximately $16,000.

Item 3. LEGAL PROCEEDINGS

Our management knows of no material existing or pending legal proceedings or claims against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. To our knowledge, none of our directors, officers or affiliates, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Item 4.  (Removed and Reserved)

PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 19, 2010, our common stock commenced trading under the symbol “QLTS” on the OTCBB reflecting the Company’s name change. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for our common stock as reported on the OTCBB for the period from March 31, 2010 to March 31, 2011.

Period	High	Low

July 1, 2010/September 30, 2010	$2.95	$1.85
October 1, 2010/December 31, 2010	$3.25	$1.20
January 1, 2011/March 31, 2011	$2.25	$0.45

The closing price of our common stock on July 5, 2011, as quoted on the OTCBB, was $0.13 per share.

Shareholders

As of July 5, 2011, there were 53,727,994 shares of our common stock outstanding and the Company had 78 shareholders of record.  The Company’s transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

Dividends

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans.

Issuer Purchases of Equity Securities

We have not announced any currently effective authorization to repurchase shares of our common stock.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) for the fiscal year ended March 31, 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K.  References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to the Company.  This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

OVERVIEW

Q Lotus Holdings, Inc. (the “Company," “us,” “we”) was incorporated in the State of Nevada under the name Extreme Home Staging, Inc. on May 3, 2006. We are a development-stage company organized to operate as a multi-industry holding company.  Our operations to date have been limited to our formation, business planning, pursuit of capital and exploring possible acquisitions.

The Company’s goal is to acquire and manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings.

We plan to diversify our business primarily into four operating segments:

•	Finance;
•	Real estate;
•	Communications; and
•	Natural resources.

We may invest in other industries if we are presented with attractive opportunities.

Effective on June 14, 2010, Extreme Home Staging, Inc. (“EXSG”) a public shell corporation, was acquired by Q Lotus, Inc. (“QLI”) in a reverse merger transaction, whereby 1,000,000 common shares of QLI were exchanged for 30,000,000 newly issued shares (See Note 9, Capital Structure) of EXSG.  Subsequently, EXSG changed its name to Q Lotus Holdings, Inc.

In contemplation of the merger, Marckensie Theresias, the sole shareholder of QLI borrowed funds from QLI in April 2010 and acquired 63% of the common shares of EXSG for $266,620.  Upon consummation of the reverse merger, these shares were cancelled.

As a result of these transactions, the former owner of QLI became the controlling stockholder of EXSG.  Accordingly, the merger of EXSG and QLI was a reverse merger that has been accounted for as a recapitalization of QLI, which is deemed to be the accounting acquirer.

On July 16, 2010, the Company executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this report to reflect this stock split.

We did not realize any revenues during the fiscal year ended March 31, 2011.  During the fiscal year we incurred operating expenses of approximately $1,348,000, comprising of travel expenses of approximately $119,000, consulting fees of approximately $184,000, promotional expenses of approximately $468,000, professional fees of approximately $220,000, payroll expense of approximately $24,000, and supplies and services of approximately $333,000.

PLAN OF OPERATIONS

We plan to operate as a muti-industry holding company whereby we will make capital investments in, and acquisitions of, a variety of privately held companies.  We anticipate that our primary revenue-generating center will come from our capital investments (both loans and equity) into medium-sized businesses with an established operating history and early stage companies with proprietary technology.

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

We have identified several criteria that we believe are important in identifying and investing in prospective target companies.  These criteria provide general guidelines for our acquisitions and investment decisions; however, we caution that not all of these criteria will be met by each prospective target company in which we choose to invest or acquire.

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

Employment Agreements

There are no employment agreements.  Officers of the Company serve at the direction of the Board of Directors.

Material Commitments

We will have an ongoing commitment to pay the salaries of future employees, administrative expenses, legal and accounting expenses.  We also plan to outsource certain services as required, which we will be committed to pay on an ongoing basis.

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

Expenses for the fiscal year ended March 31, 2011 were incurred relating to travel of approximately $119,000, consulting fees of approximately $184,000, promotional expenses of approximately $468,000, professional fees of approximately $220,000, payroll expense of approximately $24,000, interest expense of approximately $19,000 and supplies and services of approximately $333,000.

The Company has paid approximately $51,500 for equipment purchases that was capitalized and is being depreciated over its useful life, $184,000 for consulting fees, $54,500 for website design and $210,000 for public and investor relation services.  The Company issued 300,000 shares of its common stock valued at $150,000 for web marketing services, all of which was amortized as operating expenses during the fiscal year ended March 31, 2011.  The Company issued 150,000 shares of its common stock valued at $150,000 for investment banking services, $12,500 of which was amortized as operating expenses during the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

As of July 5, 2011 the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds to continue our operations to fund our ongoing operating requirements through fiscal year 2012.

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

In February 2011, the Company entered into a $200,000 Promissory Note with an unaffiliated third party.  These funds have been used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  The original maturity date of April 25, 2011 was initially extended to May 9, 2011 and subsequently extended to August 24, 2011 (See Note 11 of the attached financial statements.)  An affiliate of the lender received a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which was subsequently re-priced to $0.50 following the May 2011 loan extension. The fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $16,659 that was charged to interest expense in the fiscal year ended March 31, 2011, and is included in “Operating Expenses” in the accompanying consolidated financial statements.

Our common stock currently trades on the over the counter bulletin board under the symbol “QLTS.”

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations.  At March 31, 2011, the Company had negative working capital of $410,000 and accumulated deficit of $1,368,000. Since inception (March 31, 2010) through March 31, 2011, the Company raised $804,882 of cash from the issuance of common stock and $367,500 proceeds from short-term notes.  These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will be able to raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2011, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant.

Recently Issued Accounting Standards

We review new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We expect that none of the new standards will have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2011.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive and Financial Officer believe that the financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

Management’s Annual report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the registrant;

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

Our management, including our Principal Executive and Financial Officers, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2011, our internal control over financial reporting was not effective.

At this time, management has decided that considering the personnel involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

In connection with the review of our annual 2011 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

We have work to do to bring our disclosure controls and procedures up to public-company standards.  We have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this Annual Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formalized IT disaster recovery plan.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rulings of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2011 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information for each director and executive officer of the Company.

Name	Age	Position

Marckensie Theresias	36	Chairman of the Board, President and Chief Financial Officer

Gary A. Rosenberg	71	Director and Chief Executive Officer

Robert H. Brennan	50	Director

Robert H. Daskal	70	Director

Steven Greenberg	44	Director

Daniel Kurzweil	43	Director

Brian Ulione	56	Director

Marckensie Theresias has served as Chairman of the Board, President and Chief Financial Officer of the Company since April 2010.  He has been President and Chief Executive Officer of Q Lotus Private Equity, Inc. from 2005 to the present time.  From November 2008 until March 2010 he was the Vice President of Quantum Partners, a private equity firm. From February 2004 until June 2008, he was resident of Marxx-Phoenix Developers, a successful residential real estate developer in Miami, FL.   Mr. Theresias currently serves on the board of Eagles of Hope and was a director of Rapid Fitness, Inc. from August 7, 2008 to November 7, 2008. He obtained his degree in Computer Engineering from Florida International University in 1998.

Gary A. Rosenberg has served as Chief Executive Officer and a Director of the Company since January 28, 2011.  Mr. Rosenberg is currently President and Chief Executive Officer of Urban R2 Development Company LLC, a position he has held since January 2005.  Mr. Rosenberg also served as a Director and Chairman of the Audit Committee of National Holdings Corporation (NHLD.OB) from 2000 to July 2008.  In February 2004, Mr. Rosenberg filed for bankruptcy protection under Chapter 7 in the U.S. Bankruptcy Court for the Northern District of Illinois.  Mr. Rosenberg also created the real estate program at The Kellogg Graduate School of Management at Northwestern University, founded and chaired its Real Estate Research Center, and currently sits on its Board. Mr. Rosenberg received his BS and MBA from Northwestern University and his JD from the University of Wisconsin.

Robert H. Brennan has served as a Director of the Company since January 3, 2011.  Mr. Brennan has been a senior investment advisor with CB Richard Ellis Group, Inc. since 1987.  Mr. Brennan has over 23 years experience in commercial real estate specializing in the placement of sale leaseback equity investment offerings as well as single-tenant net leased properties throughout North America.  In 2001 he co-founded the National Sale Leaseback Group of CBRE.  Mr. Brennan has completed investment transactions totaling over $2 billion in gross consideration during his career.  Mr. Brennan also serves as an independent director and Chairman of the audit committee for Oromin Explorations – a publicly traded mineral exploration company based in Vancouver, British Columbia which trades on the Toronto Stock Exchange under the symbol "OLE" and on the OTCBB under the symbol “OLEPF”.  Mr. Brennan earned his BBA from Loyola University in 1983.

Robert H. Daskal has served as a Director of the Company since January 3, 2011.  Mr. Daskal has served in a number of positions with National Holdings Corporation, a publicly held financial holdings company, in Chicago, IL, since 1987, including CFO (through July 2008) and Vice President-Finance (through April 2011).  Prior to that Mr. Daskal served as the Executive VP, CFO, and a Member of the Board of Directors for two publicly held companies with a focus on home building:  Inco Homes Corporation, with activities primarily in Southern California, and UDC Homes, Inc., with activities in several of the sunbelt states in North America.  Mr. Daskal was formerly a Partner at Arthur Andersen & Co. in Chicago, IL, where he worked for 15 years.  Mr. Daskal earned a BBA from the University of Michigan in 1962 and a JD from the University of Michigan Law School in 1965.

Steven Greenberg has served as a Director of the Company since January 3, 2011.  Mr. Greenberg is a member of the Chicago Mercantile Exchange, the Chicago Board of Trade and the Minneapolis Grain Exchange.  Mr. Greenberg was a founder, Chairman, President, and CEO of Alaron Trading Corporation,, a Chicago based global futures and options brokerage, where he has gained significant experience in a highly regulated industry, including financial reporting, employee relations and corporate governance.  Mr. Greenberg has been associated with Alaron Trading since 1989, including while the company was the subject of an involuntary bankruptcy action, which was dismissed in 2010.  He is the author of Single Stock Futures and supports a number of civic initiatives including The Gastro-Intestinal Research Foundation of the University of Chicago and the Boston University Alumni Council.   Mr. Greenberg earned his BA from Boston University in 1989 and MBA from the University of Chicago in 2006.

Daniel Kurzweil has served as a Director of the Company since January 3, 2011.  Mr. Kurzweil has been an independent Employee Benefits Advisor since October 2009.  Prior to that Mr. Kurzweil was the Administrator for Eagles of Hope from January 2005 to December 2009.  Mr. Kurzweil was also the General Manager and Partner for M&S Inc (Field of Dreams) from October 2004 to June 2007.  Mr. Kurzweil was also a Financial Advisor with Morgan Stanley from August 2003 to April 2006.

Brian Ulione has served as a Director of the Company since January 3, 2011.  Mr. Ulione is currently a Principal with Business Transition Specialists (BTS) in St. Louis, MO, a position he has held since 2009.  Additionally, Mr. Ulione serves as President for Consultants Unlimited (which he founded in 1999) where he provides consultation services primarily to the real estate, hospitality, sports industries.  Prior to that, Mr. Ulione worked with the Rouse Company on several mixed-use developments throughout the country.  He has more than 25 years of experience in the sales, management, and business development side of professional sports, entertainment, racing, and gaming businesses.  He has served on many charitable and community boards of directors and is currently a Director of The Boys Club of St. Louis.  Mr. Ulione earned his BA from Rutgers College in 1976.

Involvement in Certain Legal Proceedings

Other than Messrs. Rosenberg and Greenberg (as described above), none of the proposed directors has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)
Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock.  Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our common stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, other than, Milka Fixler, our former sole director and executive officer, who failed to file any Form 3 or 4 with the SEC for our predecessor, Mr. Theresias, who filed a Form 3 and Form 4 late and Mr. Rosenberg, who failed to timely file his Form 3.

Terms of Office

The Company’s directors serve for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.  Each of the Company’s directors will hold office after the expiration of his term until his successor is elected and qualified, or until he resigns or is removed in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.

The Company’s executive officers have been appointed by the Company’s Board of Directors and hold office until removed by the Board of Directors in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.

Board Meetings and Annual Meeting

In the fiscal year ended March 31, 2011, our Board of Directors has met twice and we did not hold an annual meeting of stockholders in 2010.  All directors have made at least 75% of the meetings of directors held during the period for which such directors served as directors.  Directors will be encouraged to attend annual meetings of shareholders, but we do not anticipate having a formal policy requiring them to do so.

Committees of the Board of Directors

We presently do not have a compensation committee or nominating committee, or committees performing similar functions, as our management believes, that until this point, it has been premature considering the early stage of our management and business development to form a compensation or nominating committee.  In May 2011 we formed an audit committee consisting of three independent directors, Steven Greenberg, Chairman, Robert H. Brennan and Brian Ulione,  We anticipate that our Board of Directors will form a compensation and nominating committee in the near future.  The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

 We do not have a charter governing the nominating process. The members of our Board of Directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.  Accordingly, we seek to attract and retain highly qualified directors.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate's name in nomination, however, such stockholder must do so in accordance with the provisions of the Company's Bylaws.

Board Leadership Structure and Role on Risk Oversight

Gary Rosenberg currently serves as the Company’s Chief Executive Officer and a director, and Marckensie Theresias currently serves as the Company’s Chairman, President and Chief Financial Officer and a director.  At present, we have determined this leadership structure is appropriate for the Company due to our small size and limited operations and resources.  As a result, no policy exists requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

Board Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are currently not paid for meetings attended.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Legal Proceedings

The Company is not aware of any legal proceedings in which any director, officer, or record or beneficial owner of 5% or more of the Company’s outstanding common stock is a party adverse to the Company or has a material interest adverse to the Company, or an affiliate of such persons.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our Board of Directors by writing to: 500 North Dearborn Street, Suite 605, Chicago, IL 60654, Attention: Board of Directors.

Item 11. EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes all compensation earned by or paid to our former and current Chief Executive Officers and Chief Financial Officers (Principal Executive Officers and Principal Financial Officers) during the fiscal years ended March 31, 2011 and March 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Milka Fixler, Chief Executive Officer, President and Treasurer	2010(1)	$15,000	(2)	0	0	0	0	0	0	$15,000

Marckensie	2010	$10,000		0	0	0	0	0	0	$10,000
Theresias, Chairman, Chief Financial Officer and President	2011	$10,000		0	0	0	0	0	$33,000	$43,000

Gary A. Rosenberg, Chief Executive Officer	2011	$0		0	0	0	0	0	0	$0

(1)
Ms. Fixler resigned as Chief Executive Officer, President and Treasurer effective April 16, 2010.  Mr. Theresias assumed the positions of Chief Executive Officer, Chief Financial Officer and President on such date.  On January 28, 2011, Mr. Rosenberg assumed the position of Chief Executive Officer.

(2)
This amount represents such officer's compensation and rent expenses incurred, but not paid out for the six months ended March 31, 2010 and the fiscal year ended September 30, 2009.  These sums were credited to Additional Paid-in Capital.

We have not issued any stock options or maintained any stock option or other equity incentive plans since our inception.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Option Grants

We do not maintain any equity incentive or stock option plan. Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.

Employment Agreements

As of this time, we do not have any employment agreements with any of our executive officers.

Outstanding Equity Awards

None.

Bonuses and Deferred Compensation

The Company does not have any bonus, deferred compensation or retirement plan. Decisions regarding compensation will be determined by our compensation committee once established; our compensation committee will consist of our three independent directors effective until the expiration of the ten day period following the mailing of the Schedule 14f-1 to the Company’s shareholders.

Compensation of Directors

Our directors have received no compensation for their service on the Board of Directors. We plan to implement a compensation program for our directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and/or stock options. There are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee.  All compensation matters are approved by the full Board.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The holders of the Company’s Common Stock are entitled to one vote per share of Common Stock held on all matters submitted to a vote of stockholders and have equal rights to receive dividends, when and if declared by our Board of Directors, out of funds legally available for such purpose. In the event of liquidation, holders of the Company’s Common Stock are entitled to share ratably in the net assets of the Company available for distribution to stockholders.  The table below sets forth the number and percentage of shares of our Common Stock owned as of July 5, 2011, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our officers and directors, and (iii) our officers and directors as a group.  As of July 5, 2011, there were 53,727,994 shares of our Common Stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Title of Class	Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership(2)		Percent of Class(2)

Common Stock	Marckensie Theresias 475 Brickell Avenue Miami, FL 33131	29,250,000	(3)	54.4%

Common Stock	Gary A. Rosenberg 500 North Dearborn Street Suite 605 Chicago, IL 60654	0	(4)	0%

Common Stock	All officers and directors as a group (7 persons)	29,250,000	(3)	54.4%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13d-3 of the Exchange Act, shares not outstanding but subject to options, warrants, rights, or conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights, or conversion privileges outstanding.

(3)
Includes (i) 18,500,000 shares held directly, (ii) 1,250,000 shares of common stock over which Mr. Theresias has voting control pursuant to a voting agreement and (ii) an aggregate 9,500,000 shares held of record by third parties as collateral for certain indebtedness but beneficially owned by Mr. Theresias and over which Mr. Theresias retains voting control.

(4)
Does not include 2,450,000 shares held by Real Holdings Capital, LLC (“RHC”).  Mr. Rosenberg is a beneficiary under a trust that owns RHC.  Of these shares, 1,250,000 are subject to a voting agreement with Mr. Theresias as described above.  Mr. Rosenberg disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended March 31, 2011, the Company paid on behalf of its Chairman, Mr. Theresias, approximately $52,000 of personal expenses.  The Company recorded approximately $19,000 of these expenses as a reduction of amounts due the Chairman for expenses he incurred on behalf of the Company.  The remaining balance, of approximately $33,000, was recorded as compensation to the Chairman for the fiscal year ended March 31, 2011.

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations to Real Holdings Capital, LLC (“RHC”).  The Company’s Chief Executive Officer, Mr. Rosenberg, is a beneficiary under a trust that owns RHC. These shares are subject to a voting agreement with Mr. Theresias.

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by the Company's Chief Executive Officer, and the Company has agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  For the fiscal year ended March 31, 2011, the Company's share of these expenses totaled approximately $16,000.

In March 2011, the Company made two separate advances totaling $45,000 to Lexington Hills, Inc. as an investment.  The Company’s Chairman and Chief Financial Officer is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company has the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. To date, no payments have been received by the Company.

There are no family relationships between any of our current directors or executive officers.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our to be formed audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our Board of Directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our Board of Directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse him or herself from deliberations and approval of the transaction in which the interested director is involved.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that directors be independent.  However, we believe that a strong presence of independent, non-employee directors is beneficial to our Company.  Currently, Robert H. Daskal, Daniel Kurzweil, Steven Greenberg, Brian Ulione and Robert H. Brennan are independent directors.  We evaluate independence by the standards for director independence established by the Marketplace Rules of The Nasdaq Stock Market.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $200,000 or five percent of the recipients consolidated gross revenues for that year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees for professional services rendered was $90,500 and $0 for the Company’s annual financial statements for the fiscal years ended March 31, 2011 and 2010, respectively, which such services include the cost of the quarterly review of the condensed financial statements for the fiscal year ended March 31, 2011.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such services provided in fiscal years 2011 and 2010.

Tax Fees. Tax fees billed include fees for tax compliance, tax advice or tax planning.  There were no such services provided in fiscal years 2011 and 2010.

All Other Fees.  “All other fees” consists of fees for products and services other than those products and services reported above.  There were no other products and services provided in fiscal years 2011 and 2010.

Pre-Approval Policies

Pursuant to the rules and regulations of the SEC, before the Company’s independent public accountant is engaged to render audit or non-audit services, the engagement must be approved by the Company’s board of directors.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are included in Part II, Item 8:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Statements of Financial Condition, March 31, 2011 and March 31, 2010
Statements of Operations for the Years ended March 31, 2011 and March 31, 2010
Statement of Changes in Stockholders' Equity for the Years ended March 31, 2011 and March 31, 2010
Statements of Cash Flows for the Years ended March 31, 2011 and March 31, 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or have been included in footnotes to the consolidated financial statements.

(b)	See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q LOTUS HOLDINGS, INC.
(Registrant)

Date: July 14, 2011	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chief Executive Officer

Date: July 14, 2011	By:	/s/ Marckensie Theresias
Marckensie Theresias
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2011	By:	/s/ Marckensie Theresias
Marckensie Theresias
Chairman of the Board, President, Chief Financial Officer and Director

Date: July 14, 2011	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chief Executive Officer and Director

Date: July 14, 2011	By:	/s/ Robert H. Brennan
Robert H. Brennan
Director

Date: July 14, 2011	By:	/s/ Robert H. Daskal
Robert H. Daskal Director

Date: July 14, 2011	By:	/s/ Steven Greenberg
Steven Greenberg Director

Date: July 14, 2011	By:	/s/ Daniel Kurzweil
Daniel Kurzweil Director

Date: July 14, 2011	By:	/s/ Brian Ulione
Brian Ulione Director

EXHIBIT INDEX

3.1            Amended and Restated Articles of Incorporation, previously filed as an exhibit to the Company’s Definitive Information Statement on Schedule 14C filed June 28, 2010 and hereby incorporated by reference.

3.2            By-laws, previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed October 25, 2007 and hereby incorporated by reference.

3.3            Articles of Exchange, previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 15, 2010 and hereby incorporated by reference.

3.4            Form of 11% Promissory Note with Southshore Real Estate Development, LLC, dated February 23, 2011 (the “Southshore Note”).

3.5            Warrant, dated February 23, 2011

3.6            Warrant, dated May 20, 2011

3.7            Warrant, dated May 20, 2011

3.8            Warrant, dated June 17, 2011

9.1            Voting Trust Agreement, dated August 24, 2010, by and between Real Holdings Capital, LLC and Markensie Theresias.

10.1          Stock Purchase Agreement, dated April 15, 2010, by and among Extreme Home Staging Inc., Milka Fixlar, Esther Ackerman and Markensie Theresias, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2010 and hereby incorporated by reference.

10.2          Agreement and Plan of Share Exchange, dated as of June 11, 2010, by and between Extreme Home Staging Inc. and Q Lotus, Inc. previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2010 and hereby incorporated by reference.

10.3          Cancellation Agreement, dated as of June 11, 2010, by and between Extreme Home Staging Inc. and Markensie Theresias previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2010 and hereby incorporated by reference.

10.4          Mineral Rights Agreement, dated May 7, 2010, by and between ATP Holdings, Inc, and Q Lotus, Inc. - Legend Property #1- Harley Dome #10 previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2010 and hereby incorporated by reference.

10.5          Mineral Rights Agreement, dated May 7, 2010, by and between ATP Holdings, Inc, and Q Lotus, Inc. - Legend Property #2- Harley Dome #11 previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2010 and hereby incorporated by reference.

10.6          Mineral Right Agreement, dated May 7, 2010, by and between Prospect Silica Enterprises Inc. and Q Lotus, Inc. - Legend Property #4- Ramix Portfolio previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 15, 2010 and hereby incorporated by reference.

10.7          Loan Agreement, dated October 11, 2010, by and between the Company and Zenith Estates, Inc. previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2010 and hereby incorporated by reference.

10.8          Amendment No. 1 to Southshore Note, dated April 25, 2011.

10.9          Amendment No. 2 to Southshore Note, dated May 20, 2011.

10.10        Amendment No. 3 to Southshore Note, dated June 17, 2011.

10.11       Amendment No. 4 to Southshore Note, dated June 27, 2011.

14             Code of Ethics previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form SB-2 filed October 25, 2007 and hereby incorporated by reference.

16.1          Letter from Seale & Beers, CPAs, re: change in certifying accountants previously filed as Exhibit 16.1 to the Company’s Current Report on 8-K/A filed June 11, 2010 and hereby incorporated by reference.

21             Subsidiaries.

31.1           Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2            Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2            Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Q Lotus Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Q Lotus Holdings, Inc. (the “Company”) (a development stage company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from March 31, 2010 (Inception) to March 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q Lotus Holdings, Inc., as of March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended and for the period from March 31, 2010 (Inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s working capital deficiency and substantial loss from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
July 14, 2011

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2011	2010

Assets

Current Assets
Cash	$30,829	$804,882
Prepaid expenses	25,814	--

Total Current Assets	56,643	804,882

Property and Equipment, Net	46,044	--

Non-Current Assets
Investment	45,000	--

Total Non-Current Assets	45,000	--

Total Assets	$147,687	$804,882

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts payable	$101,856	$1,192
Accrued interest	$2,261	$--
Note Payable - related party	$200,000
Note Payable - related party	162,500	--

Total Current Liabilities	466,617	1,192

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.0001 par value; 400,000,000 shares authorized,
53,727,994 and 30,000,000 shares issued and outstanding
at March 31, 2011 and March 31, 2010, respectively	5,373	3,000
Additional paid-in-capital	1,181,208	801,882
Deferred Compensation	(137,500)
Deficit accumulated during development stage	(1,368,011)	(1,192)

Total Stockholders' (Deficit)/Equity	(318,930)	803,690

Total Liabilities and Stockholders' (Deficit)/Equity	$147,687	$804,882

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

			For the Period
	For the Fiscal	For the Fiscal	from March 31, 2010
	Year Ended	Year Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$—	$—	$—

Operating Expenses	(1,347,927)	(1,192)	(1,349,119)

Interest Expense	(18,892)	—	(18,892)

Net Loss	$(1,366,819)	$(1,192)	$(1,368,011)

Net Loss per Common Share:
Basic and diluted	$(0.03)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	48,472,214	30,000,000

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Total
	Common Stock		Additional	Accumulated	Deferred	Stockholders'
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2010 (Date of Inception)	30,000,000	$3,000	$801,882	$(1,192)	—	$803,690

Shares of Extreme Home Staging Inc, par value $.0001, adjusted for 3 for 1 split	22,019,994	2,202	(2,202)	—	—	-

Q Lotus Holdings, Inc - shares issued for services	1,250,000	125	49,875	—	—	50,000

Q Lotus Holdings, Inc - shares issued for services	300,000	30	149,970	—	—	150,000

Q Lotus Holdings, Inc - shares issued for services	8,000	1	15,039	—	—	15,040

Q Lotus Holdings, Inc. - warrants issued	—	—	16,659	—	—	16,659

Q Lotus Holdings, Inc - shares issued for services	150,000	15	149,985	—	(150,000)	-

Q Louts Holdings, Inc - amortization of compensation for services	—	—	—	—	12,500	12,500

Net loss	—	—	—	(1,366,819)	—	(1,366,819)

Balances - March 31, 2011	53,727,994	$5,373	$1,181,208	$(1,368,011)	$(137,500)	$(318,930)

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			For the Period
	For the Fiscal	For the Fiscal	from March 31, 2010
	Year Ended	Year Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Cash Flows from Operating Activities
Net Loss	$(1,366,819)	$(1,192)	$(1,368,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,068	—	10,068
Amortization of debt discount	16,659	—	16,659
Shares issued for services	227,540	—	227,540
Loss on disposal of assets	21,915	—	21,915
Changes in operating liabilities:
Prepaid expenses	(25,814)	—	(25,814)
Accounts payable	100,664	1,192	101,856
Accrued interest	2,261	—	2,261

Net Cash Used in Operating Activities	(1,013,526)	—	(1,013,526)

Cash Flows from Investing Activities
Purchase of property and equipment	(78,028)	—	(78,028)
Investment	(45,000)	—	(45,000)

Cash Used in Investing Activities	(123,028)	—	(123,028)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	167,500	—	167,500
Repayment of notes payable - related parties	(5,000)	—	(5,000)
Proceeds from short term notes payable	200,000	—	200,000
Proceeds from the issuance of common stock	—	804,882	804,882

Cash Provided by Financing Activities	362,500	804,882	1,167,382

Net (Decrease) Increase in Cash and Cash Equivalents	(774,053)	804,882	30,829

Cash and Cash Equivalents - Beginning	804,882	—	—

Cash and Cash Equivalents - Ending	$30,829	$804,882	$30,829

Supplementary disclosures of non-cash investing and financing activities:
Interest expense	$2,261	$—	$2,261

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation that was formed to operate as a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary, Q Lotus, Inc. (“QLI”), whose sole operations to date have been limited to the acquisition of certain mining claims.  The Company intends to expand its holdings by either acquiring additional subsidiaries to facilitate its business plan or acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, and to make capital investments in a variety of privately held companies.  The Company anticipates that the primary revenue sources will come from revenues from acquired operation, and interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history.  Currently, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to our formation, business planning, pursuit of capital and exploring possible acquisitions.

The Company was originally incorporated as Extreme Home Staging, Inc. Our primary revenue-generating business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace.  On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, Marckensie Theresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”).  The 30,000,000 shares issued to Marckensie Theresias constituted 57.6% of our issued and outstanding capital stock on a fully-diluted basis.  The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes.   As a result of the Exchange, QLI became a wholly-owned subsidiary of Extreme Home Staging, Inc.  On July 16, 2010 Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc.

On July 16, 2010, the Company executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this report to reflect this stock split.

The Company is a development stage company, and is in its initial stage of operations.  The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances from the Company’s Chairman and from other advances from unaffiliated third parties.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations.  At March 31, 2011, the Company had negative working capital of $410,000 and accumulated deficit of $1,368,000. Since inception (March 31, 2010) through March 31, 2011, the Company raised $804,882 of cash from the issuance of common stock and $367,500 proceeds from short-term notes.  These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will be able to raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2011, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiary Q Lotus, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents.  From time to time the Company’s cash account balances exceed the Federal Deposit Insurance Corporation guarantee limit of $250,000.  The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets.  Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred.  Maintenance and repairs are expensed as incurred.

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles generally accepted in America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, and deferred taxes and related valuation allowances. Certain of our estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Advertising Expenses

Advertising and marketing costs are expenses as incurred. Advertising expenses for the fiscal years ended March 31, 2011 and 2010 were $369,000 and $0, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments are recorded at their fair value on the date of grant, using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares and are amortized over the vesting period of the award.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed.  Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

Income Taxes

The Company determines income taxes using the asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carry-forwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our long-term credit obligations approximate fair value because the effective yields on these obligations are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the years ended March 31, 2011 and 2010 excludes potentially dilutive securities, including warrants of 150,000 and 0, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

We reviewed new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We expect that none of the new standards will have a significant impact on our consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consisted of the following at March 31, 2011:

	As of March 31, 2011	Estimated Useful Life (Years)
Miami Office
Furniture and fixtures	$25,553	5
Computers and office equipment	29,644	5
Computer software	1,311	5

Chicago Office
Computer equipment	21,520	5
	78,028
Less: Accumulated depreciation	(10,068)
Less: Disposal of furniture and fixtures (1)	(21,915)
Property and equipment, net	$46,044

(1) Miami office closed October 2010, and fixed assets were abandoned.

Note 4 – Investments

In March 2011, the Company made two separate advances totaling $45,000 to Lexington Hills, Inc. as an investment.  The Company’s Chairman and Chief Financial Officer is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company has the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. To date, no payments have been received by the Company.

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

In February 2011, the Company entered into a $200,000 Promissory Note with an unaffiliated third party.  These funds have been used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  The original maturity date of April 25, 2011 was initially extended to May 9, 2011 and subsequently extended to August 17, 2011 (See Note 11.)  An affiliate of the lender received a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $16,659 that was charged to interest expense in the fiscal year ended March 31, 2011, and is included in “Operating Expenses” in the accompanying consolidated financial statements.

Note 6 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of March 31, 2011, adjusted for the stock split, 53,727,994 shares were issued and outstanding.  The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds.  However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business.  Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of March 31, 2011, no shares were issued and outstanding.

Reverse Merger

On April 16, 2010 in contemplation of the reverse merger described below, the sole shareholder of QLI (now our wholly-owned subsidiary), Marckensie Theresias, acquired 26,550,000 shares of our common stock for $266,620, primarily from its former CEO, Milka Fixler.

On June 11, 2010, QLI entered into and completed an Agreement and Plan of Share Exchange with the Company.

The Company had 22,019,994 common shares par value $0.0001 outstanding at the time of the merger.

The Company agreed to acquire all of the QLI common stock from the QLI stockholder in exchange for 30,000,000 newly issued shares of common stock.  As a condition of the exchange agreement, the 26,550,000 shares as described above, were cancelled.  The name of the Company was subsequently changed to Q Lotus Holdings, Inc.  After the exchange was completed there was a total of 52,019,994 common shares outstanding.

The completion of the transactions as described above was accounted for as a “reverse merger” and recapitalization since the stockholder of QLI gained control over the Company following the completion of the transactions.

Common Stock Issued

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations to Real Holdings Capital, LLC (“RHC”).  The Company’s Chief Executive Officer, Mr. Rosenberg, is a beneficiary under a trust that owns RHC. These shares are subject to a voting agreement with Mr. Theresias.

In September 2010, the Company issued 300,000 shares of common stock with an ascribed value of $150,000 (based on the value of the services) in exchange for web marketing services.  This amount was fully amortized as operating expenses during the fiscal ended March 31, 2011.

In December 2010, the Company issued 8,000 shares of common stock with a value of $15,040, based on the closing price of the Company’s common stock on the date of issuance, for services.

In March 2011, the Company issued 150,000 shares of its common stock valued at $150,000 based on the closing price of the Company’s common stock on the date of issuance for investment banking services.  This amount is being amortized over the twelve month period of the service agreement, $12,500 of which was amortized as operating expenses during the fiscal year ended March 31, 2011.

Warrant Issued

In February 2011, the Company issued a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $16,659 that was charged to interest expense in the fiscal year ended March 31, 2011, and is included in “Operating Expenses” in the accompanying consolidated financial statements.  This warrant was subsequently cancelled and reissued on May 20, 2011 at $.50 per share.

Note 7 – Related Party Transactions

During the fiscal year ended March 31, 2011, the Company paid on behalf of its Chairman, Mr. Theresias, approximately $52,000 of personal expenses.  The Company recorded approximately $19,000 of these expenses as a reduction of amounts due the Chairman for expenses he incurred on behalf of the Company.  The remaining balance, of approximately $33,000, was recorded as compensation to the Chairman for the fiscal year ended March 31, 2011.

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations to RHC.  The Company’s Chief Executive Officer, Mr. Rosenberg, is a beneficiary under a trust that owns RHC. These shares are subject to a voting agreement with Mr. Theresias.

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by the Company's current Chief Executive Officer, and the Company has agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  For the fiscal year ended March 31, 2011, the Company's share of these expenses totaled approximately $16,000.

In March 2011, the Company made two separate advances totaling $45,000 to Lexington Hills, Inc. as an investment.  The Company’s Chairman and Chief Financial Officer is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company has the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. To date, no payments have been received by the Company.

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

3.	the outstanding common shares of the Company were split so that each outstanding share on the books of the Company was split into three outstanding common shares.

Note 9 - Income Taxes

The Company’s deferred tax assets and liabilities consist of the following:
	For the Years Ended March 31,
	2011	2010
Deferred Tax Assets:
Net operating loss carry-forward	$508,000	$-
Organization cost	20,000	-
Total Deferred Tax Assets	528,000	-
Valuation Allowance	(528,000)	-
Net Deferred tax asset, Net of Valuation Allowance	$-	$-

Company has not recorded an income tax benefit because it is more likely than not that the Company will not utilize the tax benefit in the future.  The Company’s tax provision is as follows:

For the Years Ended March 31,
	2011	2010
Current:
Federal	$—	$—
State and local	—	—
	—	—
Deferred:
Federal	465,000	—
State and local Change in valuation allowance	63,000 (528,000)	—

Provision for Income Taxes	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:
	For the Years Ended March 31,
	2011	2010
Expected statutory rate	(34.0)%	—%
State income taxes, net of federal benefit	(5.0)%	—%
Change in valuation allowance	39.0%	—%
Income Tax Provision (benefit)
Total	—%	—%

As of March 31, 2011 the Company has federal and state tax net operating loss carry-forwards of approximately $1,316,000 available to offset future taxable income.  These net operating loss carry-forwards expire beginning in 2030 if not utilized.  The Company’s net operating loss carry-forwards reflect only those losses since the merger.

The utilization of the net operating losses may be subject to substantial limitations due to the “change of ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions, should there be a greater than 50% change of ownership as determined under the regulations.  The Company has determined there has been no change of control during the current year. The change in valuation allowance for the years ended March 31, 2011 and March 31, 2010 is $528,000 and $0, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets for every period, since it is more likely than not that all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions based upon authoritative guidance that prescribes a recognition and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (ASC 740-10). The guidance also provides direction on derecognition and classification of interest and penalties.

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended March 31, 2011.  The Company has not filed its initial corporate tax income tax return for the year ended March 31, 2011.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Note 10 – Commitments and Contingencies

Facility Lease

The Company is not currently leasing any office space.

Mineral Rights

During May 2010, the Company acquired the mining rights of properties located in Utah, Arizona and Oregon from unrelated third parties.  As consideration for the mining rights, the Company has agreed to pay the transferors a fee in the future operations of the Company, based on the ability of the Company to monetize the value of the rights in some manner.  In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.   The assets acquired provide no further support of fair values since there appears to be no objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has no plans on mining such property, but intends to utilize the mining assets as collateral for its Asset Backed Notes that it plans to underwrite.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined.  Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company currently does not have any active business/cash flow or means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero.  Payments to the transferors for future fees will be charged to expense when incurred.  There were no transactions relating to these mineral rights through March 31, 2011.  In June 2011 the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 11 – SUBSEQUENT EVENTS

In April 2011 the Company received an advance of $6,000 from an unaffiliated third party that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

In May 2011 the Company received an advance of $7,500 from a minority shareholder of the Company that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

In May 2011, the Company and an unaffiliated third party entered into a note amendment whereby an existing $200,000 Promissory Note was increased to a principal amount $300,000 with a maturity date of June 30, 2011.  The warrant was previously issued was cancelled and reissued at $.50 per share.  (See Note 6.)  In June 2011 the Promissory Note was further amended twice to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011.  (See Note 5.)  These funds have been used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share.