Form 10-Q
period 2011-06-30
Q LOTUS HOLDINGS INC
filed 2011-08-18
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

___________________________________________________
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
☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of August 10, 2011 there were 53,727,994 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011
INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements	3

Item 1 – Unaudited Financial Statements	4-13

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	18

Item 4 – Controls and Procedures	18-19

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 – Defaults Upon Senior Securities	20

Item 4 – (Removed and Reserved)	20

Item 5 – Other Information	20

Item 6 – Exhibits	20

Signatures	21

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

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements.  Such statements involve significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Information on significant potential risks and uncertainties that may also cause differences include, but is not limited to, those mentioned by Q Lotus Holdings, Inc. from time to time in its filings with the SEC.  The words “may,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate,” “could,” “would,” “should,” “seek,” “continue,” “pursue” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made.  The forward-looking statements may include statements regarding product development, product potential or financial performance.  Q Lotus Holdings, Inc. undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K filed on July 14, 2011 for the fiscal year ended March 31, 2011, and in our periodic reports on Form 10-Q, and, therefore, readers should not place undue reliance on these forward-looking statements.  Forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect Q Lotus Holdings' business.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,
	June 30,	2011
	2011 (unaudited)	(see note below)
Assets
Current Assets
Cash	$2,487	$30,829
Prepaid expenses	26,064	25,814

Total Current Assets	28,551	56,643

Property and Equipment, Net	43,471	46,044

Non-Current Assets
Investment	45,250	45,000

Total Non-Current Assets	45,250	45,000

Total Assets	$117,272	$147,687

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$81,600	$101,856
Accrued interest	9,098	2,261
Note Payable	431,000	200,000
Note Payable - related party	170,000	162,500

Total Current Liabilities	691,698	466,617

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0001 par value; 400,000,000 shares authorized,
53,727,994 shares issued and outstanding at
June 30, 2011 and March 31, 2011	5,373	5,373
Additional paid-in-capital	1,180,479	1,181,208
Deferred Compensation	(100,000)	(137,500)
Deficit accumulated during development stage	(1,660,278)	(1,368,011)

Total Stockholders' (Deficit) Equity	(574,426)	(318,930)

Total Liabilities and Stockholders' (Deficit) Equity	$117,272	$147,687

Note: The balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date.

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			March 31, 2010
	Three Months Ended		(Inception)
	June 30, 2011	June 30, 2010	to June 30, 2011
Revenue	$—	$—	$—

Operating Expenses	(278,489)	(545,676)	(1,627,608)

Interest (Expense) Income	(13,778)	28	(32,670)

Net Loss	$(292,267)	$(545,648)	$(1,660,278)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	53,727,994	33,871,647

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated	Deferred	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Deficit	Compensation	Equity
Balances - March 31, 2010 (Date of Inception)	30,000,000	$3,000	$801,882	$(1,192)	$-	$803,690

Shares of Extreme Home Staging
Inc, par value $.0001, adjusted for 3 for 1 split	22,019,994	2,202	(2,202)	-	-	-

Q Lotus Holdings, Inc - shares issued for services	1,250,000	125	49,875	-	-	50,000

Q Lotus Holdings, Inc - shares issued for services	300,000	30	149,970	-	-	150,000

Q Lotus Holdings, Inc - shares issued for services	8,000	1	15,039	-	-	15,040

Q Lotus Holdings, Inc. - warrants issued	-	-	16,659	-	-	16,659

Q Lotus Holdings, Inc - shares issued for services	150,000	15	149,985	-	(150,000)	-

Q Louts Holdings, Inc - amortization of compensation for services	-	-	-	-	12,500	12,500

Net loss - Through March 31, 2011	-	-	-	(1,366,819)	-	(1,366,819)

Balances - March 31, 2011	53,727,994	5,373	1,181,208	(1,368,011)	(137,500)	(318,930)

Q Lotus Holdings, Inc. - warrants cancelled	-	-	(16,659)	-	-	(16,659)

Q Lotus Holdings, Inc. - warrants issued	-	-	15,930	-	-	15,930

Q Louts Holdings, Inc - amortization of compensation for services	-	-	-	-	37,500	37,500

Net loss	-	-	-	(292,267)	-	(292,267)

Balances - June 30, 2011	53,727,994	$5,373	$1,180,479	$(1,660,278)	$(100,000)	$(574,426)

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			March 31, 2010
	Three Months Ended		(Inception)
	June 30, 2011	June 30, 2010	to June 30, 2011
Cash Flows from Operating Activities
Net Loss	$(292,267)	$(545,648)	$(1,660,278)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	2,573	1,413	12,641
Amortization of debt discount	(729)	—	15,930
Amortization of deferred compensation	37,500	—	50,000
Shares issued for services	—	—	215,040
Loss on disposal of assets	—	—	21,915
Changes in operating liabilities
Prepaid expenses	(250)	(264,500)	(26,064)
Accounts payable	(20,256)	31,358	81,600
Accrued interest	6,837	—	9,098

Net Cash Used in Operating Activities	(266,592)	(777,377)	(1,280,118)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(56,508)	(78,028)
Investment	(250)	—	(45,250)

Cash Used in Investing Activities	(250)	(56,508)	(123,278)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	7,500	29,003	175,000
Repayment of notes payable - related parties	—	—	(5,000)
Proceeds from short term notes payable	231,000	—	431,000
Proceeds from the issuance of common stock	—	804,882	804,882

Cash Provided by Financing Activities	238,500	833,885	1,405,882

Net (Decrease) Increase in Cash and Cash Equivalents	(28,342)	—	2,487

Cash and Cash Equivalents - Beginning	30,829	—	—

Cash and Cash Equivalents - Ending	$2,487	$—	$2,487

Supplementary disclosures of non-cash
investing and financing activities:
Interest expense	$13,778	$—	$16,039

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (the “Company”) is a Nevada Corporation that was formed to operate as a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary, Q Lotus, Inc. (“QLI”), whose sole operations to date have been limited to the acquisition of certain mining claims.  The Company intends to expand its holdings by either acquiring additional subsidiaries to facilitate its business plan or acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, and to make capital investments in a variety of privately held companies.  The Company anticipates that the primary revenue sources will come from revenues from acquired operation, and interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history.  Currently, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to our formation, business planning, pursuit of capital and exploring possible acquisitions.

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

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations.  At June 30, 2011, the Company had negative working capital of $663,000 and accumulated deficit of $1,660,000. Since inception (March 31, 2010) through June 30, 2011, the Company raised $804,882 of cash from the issuance of common stock and $606,000 of proceeds from short-term notes.  These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will be able to raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2011, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the Company included in the Company’s Form 10-K filed on July 14, 2011 for the fiscal year ended March 31, 2011.

Note 3 - Summary of Significant Accounting Policies

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

The Company adopted the provisions of ASC 740, “Income Taxes” on March 31, 2010, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  In accordance with the provision of ASC 740, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated retained earnings.  The Company has not filed its first tax return, and therefore the Company has no uncertain tax positions that would require recognition in the financial statements at this time.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the quarters ended June 30, 2011 and 2010 excludes potentially dilutive securities, including warrants of 360,000 and 0, respectively, because their inclusion would be anti-dilutive.

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

Note 5 – Investments

The Company made advances totaling $45,250 to Lexington Hills, Inc. as an investment.  The Company’s Chairman and Chief Financial Officer is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company has the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. To date, no payments have been received by the Company.

Note 6 – Notes Payable

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

In February 2011, the Company entered into a $200,000 Promissory Note with an unaffiliated third party.  These funds were used to pay operating expenses.  An affiliate of the lender received a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  In May 2011, the Company and the unaffiliated third party entered into a note amendment whereby the $200,000 Promissory Note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011.  The warrant that was previously issued was cancelled and reissued at an exercise price of $.50 per share.  In June 2011 the Promissory Note was further amended twice to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011.  These funds were used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $15,930 that was charged to interest expense in the quarter ended June 30, 2011, and is included in “Operating Expenses” in the accompanying condensed financial statements.

In April 2011 the Company received an advance of $6,000 from an unaffiliated third party that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

In May 2011 the Company received an advance of $7,500 from a minority shareholder of the Company that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

Note 7 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of June 30, 2011, adjusted for the stock split, 53,727,994 shares were issued and outstanding.  The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds.  However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business.  Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of June 30, 2011, no shares were issued and outstanding.

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

The Company agreed to acquire all of the QLI common stock from the QLI stockholder in exchange for 30,000,000 newly issued shares of common stock.  As a condition of the exchange agreement, the 26,550,000 shares as described above, were cancelled.  The name of the Company was subsequently changed to Q Lotus Holdings, Inc.  After the exchange was completed, there was a total of 52,019,994 common shares outstanding.

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

In March 2011, the Company issued 150,000 shares of its common stock valued at $150,000 based on the closing price of the Company’s common stock on the date of issuance for investment banking services.  This amount is being amortized over the twelve-month period of the service agreement, $37,500 of which was amortized as operating expenses during the quarter ended June 30, 2011.

Warrants Issued

In February 2011, the Company issued a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The fair value of the warrant was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $16,659 that was charged to interest expense in the fiscal year ended March 31, 2011, and is included in “Operating Expenses” in the accompanying consolidated financial statements.  This warrant was subsequently cancelled and reissued on May 20, 2011 at an exercise price of $.50 per share.

In connection with certain note amendments (See Note 5.), the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $15,930 that was charged to interest expense in the quarter ended June 30, 2011, and is included in “Operating Expenses” in the accompanying condensed financial statements.

Note 8 – Related Party Transactions

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

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by the Company's Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company.  For the quarter ended June 30, 2011, the Company's expenses for this office space totaled approximately $113,000.

In March 2011 and April 2011, the Company made three separate advances totaling $45,250 to Lexington Hills, Inc. as an investment.  The Company’s Chairman and Chief Financial Officer is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company has the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. To date, no payments have been received by the Company.

Note 9 - Capital Structure

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

Note 10 – Subsequent Events

In July and August 2011, the Company and an unaffiliated third party entered into note amendments whereby an existing $425,000 Promissory Note was increased to a principal amount $538,000.  (See Note 6.)  These funds have been used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  In connection with these note amendments and note amendments entered into in June 2011, the Company issued additional two-year warrants to purchase an aggregate of 147,000 shares of the Company’s common stock at an exercise price of $.50 per share.

In August 2011 the Company received advances of $5,000 and $15,000 from a minority shareholder of the Company that were used to pay operating expenses.  These advances are non-interest bearing and payable on demand.  The $5,000 advance was repaid in August 2011.

In August 2011, the Company entered into a financing transaction with an unaffiliated third party, pursuant to which the Company issued a $42,500 principal amount, 8% Convertible Note. The note matures on May 7, 2012 and is unsecured,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (the “Company”) for the three months ended June 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.  References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to the Company.  This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Risk Factors” under Item 1A of the Company’s Form 10-K filed July 14, 2011 for the fiscal year ended March 31, 2011.  Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

OVERVIEW

Q Lotus Holdings, Inc. (the “Company”) is a Nevada Corporation formed to operate as a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary, Q Lotus, Inc. (“QLI”), whose sole operations to date have been limited to the acquisition of certain mining claims.  The Company intends to expand its holdings by either acquiring additional subsidiaries to facilitate its business plan or acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, and to make capital investments in a variety of privately held companies.  The Company anticipates that the primary revenue sources will come from revenues from acquired operations, and interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history.  Currently, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to our formation, business planning, pursuit of capital and exploring possible acquisitions.

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

Investment Selection

We are committed to a value oriented philosophy that will be used by management to seek to minimize the risk of capital loss without foregoing potential for capital appreciation.   We have identified several criteria that we believe are important in identifying and investing in prospective acquisition or financing targets.  These criteria provide general guidelines for our investment decisions; however, we caution that not all of these criteria will be met by each prospective target company in which we choose to invest or acquire.   Generally, we seek to use the experience and expertise of our President, Marckensie Theresias, and our Chief Executive Officer, Gary A. Rosenberg, and access to market information to identify investment candidates and to structure investments quickly and effectively.

Value orientation and positive cash flow

Our business philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We will focus on companies in which we can invest or acquire at relatively low multiples of operating cash flow and that are profitable at the time of the transaction on an operating cash flow basis. We plan to also acquire or invest in select start-up companies that have proprietary technologies, or a specialized niche that will enable the company to capitalize on its specialty to emerge as a market leader in its field.

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

Expenses for the three months ended June 30, 2011 of approximately $278,000 were incurred relating to travel of approximately $1,000, consulting fees of approximately $24,000, promotional expenses of approximately $1,000, professional fees of approximately $124,000, payroll expense of approximately $36,000,and supplies and services of approximately $92,000.

Expenses for the three months ended June 30, 2010 of approximately 546,000 were incurred relating to travel of approximately $104,000, consulting fees of approximately $101,000, promotional expenses of approximately $104,000, professional fees of approximately $30,000, payroll expense of approximately $24,000, and supplies and services of approximately $183,000

The Company issued 150,000 shares of its common stock valued at $150,000 for investment banking services, $12,500 of which was amortized as operating expenses during the fiscal year ended March 31, 2011 and $37,500 of which was amortized as operating expenses during the three months ended June 30, 2011.

Liquidity and Capital Resources

As of August 10, 2011 the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds to continue our operations to fund our ongoing operating requirements through fiscal year 2012.

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

In February 2011, the Company entered into a $200,000 Promissory Note with an unaffiliated third party.  These funds were used to pay operating expenses.  An affiliate of the lender received a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  In May 2011, the Company and the unaffiliated third party entered into a note amendment whereby the $200,000 Promissory Note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011.  The warrant that was previously issued was cancelled and reissued at an exercise price of $.50 per share.  In June 2011 the Promissory Note was further amended twice to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011.  These funds were used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $15,930 that was charged to interest expense in the quarter ended June 30, 2011, and is included in “Operating Expenses” in the accompanying condensed financial statements.

Our common stock currently trades on the over the counter bulletin board under the symbol “QLTS.”

We plan to initiate corporate bond offerings to raise capital for our planned investments utilizing as collateral our portfolio of gold and other mineral assets.  There can be no assurance the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations.  At June 30, 2011, the Company had negative working capital of $663,000 and accumulated deficit of $1,660,000. Since inception (March 31, 2010) through June 30, 2011, the Company raised $804,882 of cash from the issuance of common stock and $606,000 of proceeds from short-term notes.  These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will be able to raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2011, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”).  Based upon that evaluation, our Principal Executive and Financial Officers concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive and Financial Officers believe that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

Our management, including our Principal Executive and Financial Officers, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

We have work to do to bring our disclosure controls and procedures up to public-company standards. Due to the development stage of the Company, we have been unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formalized IT disaster recovery plan.

Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions s of the registrant;

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

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due in part to the small size of our Company, we lack formalized written policies and procedures in the financial accounting area, we lack the appropriate resources to handle the accounting for complex equity and other transactions and lack a sophisticated financial reporting systems.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.9	Warrant, dated July 21, 2011

10.12	Amendment No. 5 to Southshore Note, dated July 18, 2011.

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q LOTUS HOLDINGS, INC. (A Development Stage Company)

August 18, 2011	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg Chief Executive Officer

August 18, 2011		/s/ Marckensie Theresias
Marckensie Theresias Chief Financial Officer