Form 10-Q
period 2011-09-30
Q LOTUS HOLDINGS INC
filed 2011-11-21
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of November 3, 2011 there were 53,727,994 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements	3

Item 1 – Unaudited Financial Statements	4-16

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	22

Item 4 – Controls and Procedures	22-23

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 – Defaults Upon Senior Securities	23

Item 4 – (Removed and Reserved)	23

Item 5 – Other Information	23

Item 6 – Exhibits	24

Signatures	24

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

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(unaudited)	(see note below)
Assets
Current Assets
Cash	$12,499	$30,829
Prepaid expenses	26,064	25,814

Total Current Assets	38,563	56,643

Property and Equipment, Net	40,898	46,044

Non-Current Assets
Investment	45,250	45,000
Deposits	350,000	-

Total Non-Current Assets	395,250	45,000

Total Assets	$474,711	$147,687

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$155,138	$101,856
Accrued interest	23,025	2,261
Demand note payable	6,000	-
Notes Payable - related parties	179,375	162,500
Convertible note payable - net of discount of $34,000	8,500	-
Notes Payable	979,750	200,000
Derivative Liability	34,000	-

Total Current Liabilities	1,385,788	466,617

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0001 par value; 400,000,000 shares authorized,
53,727,994 shares issued and outstanding at
September 30, 2011 and March 31, 2011, respectively	5,373	5,373
Additional paid-in-capital	1,182,013	1,181,208
Deferred Compensation	(62,500)	(137,500)
Deficit accumulated during development stage	(2,035,963)	(1,368,011)

Total Stockholders' (Deficit) Equity	(911,077)	(318,930)

Total Liabilities and Stockholders' (Deficit) Equity	$474,711	$147,687

Note: The balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date.

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
					March 31, 2010
	Three Months Ended		Six Months Ended		(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$—	$—	$—	$—	$—

Operating Expenses	(316,707)	(195,121)	(595,198)	(740,798)	(1,944,317)

Interest (Expense) Income	(58,977)	—	(72,754)	28	(91,646)

Net Loss	$(375,684)	$(195,121)	$(667,952)	$(740,770)	$(2,035,963)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	53,727,994	52,541,733	53,727,994	43,378,029

See the accompanying notes to these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

						Total
						Stockholders'
	Common Stock		Additional	Accumulated	Deferred	(Deficit)
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2010 (Date of Inception)	30,000,000	$3,000	$801,882	$(1,192)	$-	$803,690

Shares of Extreme Home Staging Inc, par value $.0001, adjusted for 3 for 1 split	22,019,994	2,202	(2,202)	-	-	-

Q Lotus Holdings, Inc - shares issued for services	1,250,000	125	49,875	-	-	50,000

Q Lotus Holdings, Inc - shares issued for services	300,000	30	149,970	-	-	150,000

Q Lotus Holdings, Inc - shares issued for services	8,000	1	15,039	-	-	15,040

Q Lotus Holdings, Inc. - warrants issued	-	-	16,659	-	-	16,659

Q Lotus Holdings, Inc - shares issued for services	150,000	15	149,985	-	(150,000)	-

Q Louts Holdings, Inc - amortization of compensation for services	-	-	-	-	12,500	12,500

Net loss - through March 31, 2011	-	-	-	(1,366,819)	-	(1,366,819)

Balances - March 31, 2011	53,727,994	5,373	1,181,208	(1,368,011)	(137,500)	(318,930)

Q Lotus Holdings, Inc. - warrants cancelled	-	-	(16,659)	-	-	(16,659)

Q Lotus Holdings, Inc. - warrants issued	-	-	17,464	-	-	17,464

Q Louts Holdings, Inc - amortization of compensation for services	-	-	-	-	75,000	75,000

Net loss - through September 30, 2011	-	-	-	(667,952)	-	(667,952)

Balances - September 30, 2011	53,727,994	$5,373	$1,182,013	$(2,035,963)	$(62,500)	$(911,077)

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			March 31, 2010
	Six Months Ended		(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Cash Flows from Operating Activities
Net Loss	$(667,952)	$(762,685)	$(2,035,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,146	4,238	15,215
Amortization of debt discount	805	—	17,464
Amortization of deferred compensation	75,000	—	87,500
Shares issued for services	—	200,000	215,040
Loss on disposal of assets	—	21,915	21,915
Accretion of Notes Payable	35,750	—	35,750
Changes in operating assets and liabilities
Prepaid expenses	(250)	(335,125)	(26,064)
Refundable Deposits	(350,000)	—	(350,000)
Accounts payable	53,282	95,783	155,138
Accrued interest	20,764	—	23,025

Net Cash Used in Operating Activities	(827,455)	(775,874)	(1,840,980)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(56,508)	(78,028)
Investment	(250)	—	(45,250)

Cash Used in Investing Activities	(250)	(56,508)	(123,278)

Cash Flows from Financing Activities
Proceeds from demand note payable	6,000	—	6,000
Proceeds from convertible note	42,500	—	42,500
Proceeds from notes payable - related parties	27,500	—	195,000
Repayment of notes payable - related parties	(10,625)	—	(15,625)
Proceeds from short term notes payable	744,000	27,500	944,000
Proceeds from the issuance of common stock	—	—	804,882

Cash Provided by Financing Activities	809,375	27,500	1,976,757

Net (Decrease) Increase in Cash and Cash Equivalents	(18,330)	(804,882)	12,499

Cash and Cash Equivalents - Beginning	30,829	804,882	—

Cash and Cash Equivalents - Ending	$12,499	$—	$12,499

Supplementary disclosures of non-cash investing and financing activities:
Interest expense	$15,312	$—	$17,573

See the accompanying notes to these condensed consolidated financial statements.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations.  At September 30, 2011, the Company had negative working capital of approximately $1,347,000 and an accumulated deficit of approximately $2,036,000. Since inception (March 31, 2010) through September 30, 2011, the Company raised approximately $805,000 of cash from the issuance of common stock and approximately $1,177,000 of proceeds from short-term notes.  These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will be able to raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2011, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the three months and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the Company included in the Company’s Form 10-K filed on July 14, 2011 for the fiscal year ended March 31, 2011.

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

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies all of its common stock purchase warrants and derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Liabilities measured at fair value as of September 30, 2011 are as follows:

				Balance
	Level 1	Level 2	Level 3	September 30, 2011

Derivative Liability	$-	$-	$34,000	$34,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2011:

Derivative
Balance – March 31, 2011	$-
Aggregate fair value of derivative issued	34,000
Change in derivative liability included in:
Income and expenses	-
Transfers in and out of Level 3	-

Balance – September 30, 2011	$34,000

The significant assumptions and valuation methods used to determine fair value and the change in fair value of the derivative financial instrument are discussed in Note 7.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three and six month periods ended September 30, 2011 excludes potentially dilutive securities, including warrants of 507,000 and convertible securities of 309,000, because their inclusion would be anti-dilutive. There were no dilutive securities during the three and six months ended September 30, 2010.

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

Mineral Rights

During May 2010, the Company acquired the mining rights of properties located in Utah, Arizona and Oregon from unrelated third parties.  As consideration for the mining rights, the Company has agreed to pay the transferors a fee in the future operations of the Company, based on the ability of the Company to monetize the value of the rights in some manner.  In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.   The assets acquired provide no further support of fair values since there appears to be no objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has no plans on mining such property, but intends to utilize the mining assets as collateral for its financing activities.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined.  Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company does not currently have the means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero.  Payments to the transferors for future fees will be charged to expense when incurred.  There were no transactions relating to these mineral rights through March 31, 2011.  In June 2011 the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

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

Note 6 – Deposits

In the quarter ended September 30, 2011, the Company made two refundable deposits totaling $350,000 relating to a proposed financing transaction that is to be provided by an unrelated third party.

Note 7 – Debt

Demand Note Payable

In April 2011 the Company received an advance of $6,000 from an unaffiliated third party that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

Notes Payable – Related Parties

In July 2010 the Company received two advances totaling $22,500 from a minority shareholder of the Company that were used to pay operating expenses.  In September 2010 the Company received an advance of $5,000 from another minority shareholder of the Company that was used to pay operating expenses.  These notes are non-interest bearing and payable on demand.  The $5,000 advance was repaid in the quarter ended December 31, 2010.  In addition, $5,625 of the $22,500 advance was repaid in the quarter ended September 30, 2011.

In October 2010, the Company entered into a Loan Agreement for advances totaling $150,000, $140,000 of which was funded     to the Company, by a minority shareholder of the Company that were used to pay operating expenses.  This note is non-interest bearing and payable on demand.

In May 2011 the Company received an advance of $7,500 from a minority shareholder of the Company that was used to pay operating expenses.  In August 2011 the Company received additional advances of $5,000 and $15,000 from a minority shareholder of the Company.  These advances are non-interest bearing and payable on demand.  The Company repaid $10,625 of these advances during August 2011.

Convertible Note Payable

On August 12, 2011, the Company entered into a financing transaction with Asher Enterprises, Inc., ("Asher") pursuant to which the Company issued a $42,500 principal amount, 8% Convertible Note (the "Note") to Asher. The Note matures on May 7, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the Note into shares of the Company's common stock beginning six months after the issuance date of the Note, at a rate of 45% of the market price of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion, provided, however, that the Note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher or its affiliates over 4.99% beneficial ownership in the Company.

The conversion price of the Notes is subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of Common Stock subject to the Note is subject to adjustment in the event of mergers, distributions, a sale of substantially all of the Company's assets, tender offers and dilutive issuances.

The Note may be prepaid at the option of the Company as follows: (i) 150% of the principal amount of the note plus accrued and unpaid interest if redeemed with 90 days of the date of issuance, and (ii) 175% of the principal amount of the note plus accrued and unpaid interest if redeemed after 90 days but through 180 days of the date of issuance. After 180 days from the date of issuance, the Note may not be prepaid at the option of the Company.

In connection with the financing, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") that grants Asher a limited right of first refusal in the event the Company wishes to obtain additional working capital loans that are under $150,000.

Notes Payable

In February 2011, the Company entered into a $200,000 Promissory Note with an unaffiliated third party.  These funds were used to pay operating expenses.  An affiliate of the lender received a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  In May 2011, the Company and the unaffiliated third party entered into a note amendment whereby the $200,000 Promissory Note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011.  The warrant that was previously issued was cancelled and reissued at an exercise price of $.50 per share.  In June 2011 the Promissory Note was further amended to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011.  In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $15,930 that was charged to interest expense in the quarter ended June 30, 2011, and is included in “Operating Expenses” in the accompanying condensed consolidated financial statements.  In the quarter ended September 30, 2011 the Promissory Note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011.  A portion of these funds was used to make a deposit relating to a proposed financing transaction (See Note 6.) and a portion of these funds was used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 147,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $1,534 that was charged to interest expense in the quarter ended September 30, 2011, and is included in “Operating Expenses” in the accompanying condensed consolidated financial statements.

On September 12, 2011, the Company consummated financing transactions with three unaffiliated individuals, whereby the Company issued promissory notes in the aggregate principal amount of $400,000. A portion of these funds was used to make a deposit relating to a proposed financing transaction (See Note 6.)

Bellcourt Note

The Note issued to Timothy Bellcourt, in the principal amount of $125,000, matures on March 7, 2012. Upon maturity, the Company will pay Mr. Bellcourt $250,000. In the event that a transaction contemplated by the Company is not consummated within 60 days, Mr. Bellcourt may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the Note.  At September 30, 2011 accretion to the Note was $20,833 and is recorded as a charge to interest expense.

Husain Note

The Note issued to Matloob Husain, in the principal amount of $125,000, matures on March 7, 2012. Upon maturity, the Company will pay Mr. Husain $187,500. In the event that a transaction contemplated by the Company is not consummated within 60 days, Mr. Husain may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the Note.  At September 30, 2011 accretion to the Note was $10,417 and is recorded as a charge to interest expense.

Urso Note

The Note issued to Estefania Urso, in the principal amount of $150,000, matures on January 10, 2012. Upon maturity, the Company will pay Ms. Urso $180,000. In the event that transaction contemplated by the Company is not consummated and escrowed funds are not returned to the Company, then the Company will repay the principal amount of the loan, plus interest ($180,000 in the aggregate) to Ms. Urso in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the Note.  At September 30, 2011 accretion to the Note was $4,500 and is recorded as a charge to interest expense.

Total interest expense on the notes payable for the three and six month periods ended September 30, 2011 was approximately $50,000 and $56,800, respectively.

Derivative Financial Instrument

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivative and Hedging which requires issuers of financial statements to make a determination as to whether (1) an embedded conversion meets the definition of a derivative in its entirety and (2) the derivative would qualify for a scope exception to derivative accounting, which further includes evaluating whether the embedded derivative would be considered indexed to the issuer’s own stock.

ASC 815 generally provides three criteria that, if met, requires companies to bifurcate conversion options from their host instruments and account for them as separate derivatives in the event such derivatives would not be classified in stockholders’ equity if they were free standing. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides for an exception to this rule if a debt host instrument is deemed to be a conventional debt instrument.

The Company evaluated the conversion option embedded in its Convertible Note issued on August 3, 2011 in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Note. Accordingly, the conversion option is not considered indexed to the Company’s own stock.

On August 3, 2011 (date of issuance), the fair value of the derivative liability was $34,000. The revaluation of the derivative liability as of September 30, 2011 did not result in a change in the fair value. The Company uses the Black-Scholes option-pricing model to estimate the value of its derivative liability. The assumptions used in the Black-Scholes option-pricing models are set forth in the following table. The expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the derivative liability as of the valuation date. The expected term represents the period of time that the derivative liability is expected to be outstanding. The risk free rate is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

	August 3, 2011	September 30, 2011
Fair value of common stock	$0.25	$0.25
Exercise price	$0.14	$0.14
Term (years)	10 months	8 months
Volatility	27%	27%
Risk free interest rate	0.16%	6.00%
Dividend yield	0%	0%
Unit fair value	$0.11	$0.11
Shares issuable upon exercise	309,000	309,000
Aggregate fair value	$34,000	$34,000

Note 8 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of September 30, 2011, 53,727,994 shares were issued and outstanding.  The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds.  However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business.  Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of September 30, 2011, no shares were issued and outstanding.

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

The Company agreed to acquire all of the QLI common stock from the QLI stockholder in exchange for 30,000,000 newly issued shares of common stock.  As a condition of the exchange agreement, the 26,550,000 shares as described above, were cancelled.  The name of the Company was subsequently changed to Q Lotus Holdings, Inc.  After the exchange was completed, there were a total of 52,019,994 common shares outstanding.

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

In March 2011, the Company issued 150,000 shares of its common stock valued at $150,000 based on the closing price of the Company’s common stock on the date of issuance for investment banking services.  This amount is being amortized over the twelve-month period of the service agreement, $37,500 and $75,000 of which was amortized as operating expenses during the three and six-month periods ended September 30, 2011, respectively.

Warrants Issued

In February 2011, the Company issued a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The fair value of the warrant was calculated to be $16,659 using the Black-Scholes Option Valuation Model, and that amount was charged to interest expense in the fiscal year ended March 31, 2011, and is included in “Operating Expenses”.  This warrant was subsequently cancelled and reissued on May 20, 2011 at an exercise price of $.50 per share.

In connection with certain note amendments (See Note 7.), the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated to be $15,930 using the Black-Scholes Option Valuation Model, and that amount was charged to interest expense in the quarter ended June 30, 2011, and is included in “Operating Expenses”.

In connection with certain note amendments (See Note 7.), the Company issued additional two-year warrants to purchase an aggregate of 147,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated to be $1,534 using the Black-Scholes Option Valuation Model, and that amount was charged to interest expense in the quarter ended September 30, 2011.

The total amount charged to interest expense for the three and six month periods ended September 30, 2011 was $1,534 and $17,464, respectively.

Note 9 – Related Party Transactions

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

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by the Company's Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company.  For the three and six-month periods ended September 30, 2011, the Company's expenses for this office space totaled approximately $78,000 and $162,500, respectively.

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

Note 10 - Capital Structure

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

Note 11 – Subsequent Events

On November 2, 2011, the maturity date of the Company’s Promissory Note in the principal amount to $544,000 was extended to December 2, 2011 (See Note 7).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (the “Company”) for the three months and six months ended September 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.  References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to the Company.  This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Risk Factors” under Item 1A of the Company’s Form 10-K filed July 14, 2011 for the fiscal year ended March 31, 2011.  Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

PLAN OF OPERATIONS

We plan to operate as a multi-industry holding company whereby we will acquire and/or develop profitable companies either by obtaining a majority of stock in each company we gain control of or by providing capital investments to companies which internally develop into profitable enterprises. The Company has adopted a business strategy that focuses on expansion through acquisition. The key elements of acquisition targets must include solid management, profitability, geographic locations compatibility and/or undervalued companies that can be enhanced by shared services and opportunities.  Through the acquisition and development of profitable companies and the expansion of internal divisions, we believe that the Company will have the ability to experience growth through diverse holdings. We anticipate that our primary revenue-generating center will initially come from our capital investments (both loans and equity) into startups with proprietary technology and medium sized businesses with an established operating history, as well as from operating revenues from acquired companies.

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

Operating expenses for the three months ended September 30, 2011 of approximately $317,000 were incurred relating to consulting fees of approximately $67,000, professional fees of approximately $164,000, payroll expense of approximately $37,000, and supplies and services of approximately $49,000.  Operating expenses for the three months ended September 30, 2010 of approximately $195,000 were incurred relating to travel of approximately $4,000, promotional expenses of approximately $26,000, professional fees of approximately $35,000, and supplies and services of approximately $130,000.

Operating expenses for the six months ended September 30, 2011 of approximately $595,000 were incurred relating to travel of approximately $1,000, consulting fees of approximately $91,000, promotional expenses of approximately $1,000, professional fees of approximately $288,000, payroll expense of approximately $73,000,and supplies and services of approximately $141,000.  Operating expenses for the six months ended September 30, 2010 of approximately $741,000 were incurred relating to travel of approximately $106,000, consulting fees of approximately $151,000, promotional expenses of approximately $130,000, professional fees of approximately $66,000, payroll expense of approximately $24,000,and supplies and services of approximately $264,000.

The Company issued 150,000 shares of its common stock valued at $150,000 for investment banking services, $12,500 of which was amortized as operating expenses during the fiscal year ended March 31, 2011, and $37,500 and $75,000 of which was amortized as operating expenses during the three and six month periods ended September 30, 2011, respectively.

Liquidity and Capital Resources

As of November 17, 2011 the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds to continue our operations to fund our ongoing operating requirements through fiscal year 2012.

In July 2010 the Company received two advances totaling $22,500 from a minority shareholder of the Company that were used to pay operating expenses.  In September 2010 the Company received an advance of $5,000 from another minority shareholder of the Company that was used to pay operating expenses.  These notes are non-interest bearing and payable on demand.  The $5,000 advance was repaid in the quarter ended December 31, 2010. In addition, $5,625 of the $22,500 advance was repaid in the quarter ended September 30, 2011.

In October 2010, the Company entered into a Loan Agreement for advances totaling $150,000, $140,000 of which was funded to the Company, by a minority shareholder of the Company that were used to pay operating expenses.  This note is non-interest bearing and payable on demand.

In February 2011, the Company entered into a $200,000 Promissory Note with an unaffiliated third party.  These funds were used to pay operating expenses.  An affiliate of the lender received a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  In May 2011, the Company and the unaffiliated third party entered into a note amendment whereby the $200,000 Promissory Note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011.  The warrant that was previously issued was cancelled and reissued at an exercise price of $.50 per share.  In June 2011 the Promissory Note was further amended twice to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011.  These funds were used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $15,930 that was charged to interest expense in the quarter ended June 30, 2011, and is included in “Operating Expenses” in the accompanying condensed consolidated financial statements.  In the quarter ended September 30, 2011 the Promissory Note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011.  A portion of these funds was used to make a deposit relating to a proposed financing transaction (See Note 6.) and a portion of these funds was used to pay operating expenses.  This note bears interest at the rate of 11% per annum.  In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 147,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model.  The Company recorded a debt discount of approximately $1,534 that was charged to interest expense in the quarter ended September 30, 2011, and is included in “Operating Expenses” in the accompanying condensed consolidated financial statements.

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

In August 2011, the Company entered into a financing transaction with an unaffiliated third party, pursuant to which the Company issued a $42,500 principal amount, 8% Convertible Note. The note matures on May 7, 2012 and is unsecured.

In September 2011, the Company consummated financing transactions with three unaffiliated individuals, whereby the Company issued promissory notes in the aggregate principal amount of $400,000. The first note, in the principal amount of $125,000, matures on March 7, 2012.  The second note, in the principal amount of $125,000, also matures on March 7, 2012.  The third note, in the principal amount of $150,000, matures on January 10, 2012.  All three notes may be repaid in cash, or in shares of the Company’s common stock, valued at the date of repayment.  A portion of these funds was used to make a deposit relating to a proposed financing transaction (See Note 6.)

Our common stock currently trades on the over the counter bulletin board under the symbol “QLTS.”

We plan to initiate corporate bond offerings to raise capital for our planned investments utilizing as collateral our portfolio of gold and other mineral assets.  There can be no assurance the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations.  At September 30, 2011, the Company had negative working capital of approximately $1,347,000, and an accumulated deficit of approximately $2,036,000. Since inception (March 31, 2010) through September 30, 2011, the Company raised approximately $805,000 of cash from the issuance of common stock and approximately $1,177,000 of proceeds from short-term notes.  These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan.  The Company cannot provide any assurance that it will be able to raise additional capital.  If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2011, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

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

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

November 21, 2011	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chief Executive Officer

November 21, 2011	/s/ Marckensie Theresias
Marckensie Theresias
Chief Financial Officer