Form 10-Q/A
period 2011-09-30
Q LOTUS HOLDINGS INC
filed 2011-11-22
CIK 1391142

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 of Q Lotus Holdings, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 21, 2011 (the “Form 10-Q”) is to (i) correct typographical errors relating to dates, to correctly state that the report relates to the six month period ended September 30, 2011 and to correct the amount of operating expenses for the period to $763,000 from $741,000; (ii) to re-order the description of the Company’s Convertible Note Payable; (iii) to add in the description of Derivative Financial Instruments that the Company uses the Black-Scholes option pricing model to value the derivative instruments; and (iv) to add a description of the XBRL exhibits to the Exhibit Index.

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

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
					March 31, 2010
	Three Months Ended		Six Months Ended		(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$—	$—	$—	$—	$—

Operating Expenses	(316,707)	(195,121)	(595,198)	(762,713)	(1,944,317)

Interest (Expense) Income	(58,977)	—	(72,754)	28	(91,646)

Net Loss	$(375,684)	$(195,121)	$(667,952)	$(762,685)	$(2,035,963)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	53,727,994	52,541,733	53,727,994	43,378,029

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended September 30, 2011:

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

Note 6 – Deposits

In the quarter ended September 30, 2011, the Company made two deposits totaling $350,000 relating to a proposed financing transaction that is to be provided by a third party.

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

The Company evaluated the conversion option embedded in its Convertible Note issued on August 12, 2011 in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Note. Accordingly, the conversion option is not considered indexed to the Company’s own stock.

On August 12, 2011 (date of issuance), the fair value of the derivative liability was $34,000. The revaluation of the derivative liability as of September 30, 2011 did not result in a change in the fair value. The Company uses the Black-Scholes option-pricing model to estimate the value of its derivative liability. The assumptions used in the Black-Scholes option-pricing models are set forth in the following table.  The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates, which approximates the fair value measured using Binomial Lattice Model.  The expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the derivative liability as of the valuation date. The expected term represents the period of time that the derivative liability is expected to be outstanding. The risk free rate is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

	August 12, 2011	September 30, 2011
Fair value of common stock	$0.25	$0.25
Exercise price	$0.14	$0.14
Term (years)	10 months	8 months
Volatility	27%	27%
Risk free interest rate	0.16%	6.00%
Dividend yield	0%	0%
Fair value	$0.11	$0.11
Shares issuable upon exercise	309,000	309,000
Aggregate fair value	$34,000	$34,000

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

Operating expenses for the six months ended September 30, 2011 of approximately $595,000 were incurred relating to travel of approximately $1,000, consulting fees of approximately $91,000, promotional expenses of approximately $1,000, professional fees of approximately $288,000, payroll expense of approximately $73,000,and supplies and services of approximately $141,000.  Operating expenses for the six months ended September 30, 2010 of approximately $763,000 were incurred relating to travel of approximately $106,000, consulting fees of approximately $151,000, promotional expenses of approximately $130,000, professional fees of approximately $66,000, payroll expense of approximately $24,000,and supplies and services of approximately $264,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.NIS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.

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