Form 10-Q
period 2011-12-31
Q LOTUS HOLDINGS INC
filed 2012-02-14
CIK 1391142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

As of February 6, 2012 there were 53,812,240 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2011

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements	3

Item 1 – Unaudited Financial Statements	4-16

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	22

Item 4 – Controls and Procedures	22-23

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 – Defaults Upon Senior Securities	24

Item 4 – (Removed and Reserved)	24

Item 5 – Other Information	24

Item 6 – Exhibits	24

Signatures	25

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words such as“anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. You should keep in mind that any forward-looking statements made by us in this Form 10-Q or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K filed on July 14, 2011 for the fiscal year ended March 31, 2011, and in our periodic reports on Form 10-Q.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(unaudited)	(see note below)
Assets
Current Assets
Cash	$8,265	$30,829
Prepaid expenses	-	25,814

Total Current Assets	8,265	56,643

Property and Equipment, Net	38,325	46,044

Non-Current Assets
Investment	-	45,000
Deposit	280,000	-

Total Non-Current Assets	-	45,000

Total Assets	$326,590	$147,687

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$188,389	$101,856
Accrued interest	38,108	2,261
Demand note payable	6,000	-
Notes Payable - related parties	169,375	162,500
Convertible note payable - net of discount of $16,950	25,550	-
Notes Payable	1,196,849	200,000

Total Current Liabilities	1,624,271	466,617

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 400,000,000 shares authorized, 53,812,240 and 53,727,994 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	5,381	5,373
Additional paid-in-capital	1,192,004	1,181,208
Deferred Compensation	(25,000)	(137,500)
Deficit accumulated during development stage	(2,470,067)	(1,368,011)

Total Stockholders' (Deficit) Equity	(1,297,681)	(318,930)

Total Liabilities and Stockholders' (Deficit) Equity	$326,590	$147,687

Note: The balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date.

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
					March 31, 2010
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$—	$—	$—	$—	$—

Operating Expenses	(314,872)	(408,765)	(910,071)	(1,149,562)	(2,259,190)

Other Income/(Expense)
Change in fair value of derivative liability	34,000	—	34,000	—	34,000
Interest (expense) income	(153,231)	—	(225,985)	28	(244,877)

Total Other Income/(Expense)	(119,231)	—	(191,985)	28	(210,877)

Net Loss	$(434,103)	$(408,765)	$(1,102,056)	$(1,149,534)	$(2,470,067)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	53,749,971	53,571,298	53,735,346	46,788,141

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

						Total
						Stockholders'
	Common Stock		Additional	Accumulated	Deferred	(Deficit)
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2010 (Date of Inception)	30,000,000	$3,000	$801,882	$(1,192)	$-	$803,690

Shares of Extreme Home Staging Inc, par value $.0001, adjusted for 3 for 1 split	22,019,994	2,202	(2,202)	-	-	-

Q Lotus Holdings, Inc - shares issued for services	1,250,000	125	49,875	-	-	50,000

Q Lotus Holdings, Inc - shares issued for services	300,000	30	149,970	-	-	150,000

Q Lotus Holdings, Inc - shares issued for services	8,000	1	15,039	-	-	15,040

Q Lotus Holdings, Inc. - warrants issued	-	-	16,659	-	-	16,659

Q Lotus Holdings, Inc - shares issued for services	150,000	15	149,985	-	(150,000)	-

Q Louts Holdings, Inc - amortization of compensation for services	-	-	-	-	12,500	12,500

Net loss - through March 31, 2011	-	-	-	(1,366,819)	-	(1,366,819)

Balances - March 31, 2011	53,727,994	5,373	1,181,208	(1,368,011)	(137,500)	(318,930)

Q Lotus Holdings, Inc. - warrants cancelled	-	-	(16,659)	-	-	(16,659)

Q Lotus Holdings, Inc. - warrants issued	-	-	17,464	-	-	17,464

Q Lotus Holdings, Inc - amortization of compensation for services	-	-	-	-	112,500	112,500

Q Lotus Holdings, Inc. - shares issued as fee payment	84,246	8	9,992	-	-	10,000

Net loss - through December 31, 2011	-	-	-	(1,102,056)	-	(1,102,056)

Balances - December 31, 2011	53,812,240	$5,381	$1,192,004	$(2,470,067)	$(25,000)	$(1,297,681)

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			March 31, 2010
	Nine Months Ended		(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Cash Flows from Operating Activities
Net Loss	$(1,102,056)	$(1,149,534)	$(2,470,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,719	7,064	17,788
Amortization of deferred compensation	112,500	—	125,000
Loss on disposal of assets	—	—	21,915
Fair value adjustment of warrants	805	—	805
Amortization of debt discount	17,050	414,500	17,050
Accretion of debt	152,849	—	152,849
Stock based compensation	10,000	50,000	241,699
Write off investment	45,000	—	45,000
Gain/Loss on change in FV of derivative	(34,000)	—	(34,000)
Changes in operating assets and liabilities
Prepaid expenses	25,814	(289,021)	—
Accounts payable	86,533	78,970	188,389
Accrued interest	35,847	—	38,108
Deposits	(280,000)	—	(280,000)

Net Cash Used in Operating Activities	(921,939)	(888,021)	(1,935,464)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(56,508)	(78,028)
Investment	—	—	(45,000)

Cash Used in Investing Activities	—	(56,508)	(123,028)

Cash Flows from Financing Activities
Proceeds from demand note payable	6,000	—	6,000
Proceeds from convertible note	42,500	—	42,500
Proceeds from notes payable - related parties	27,500	22,653	195,000
Repayment of notes payable - related parties	(20,625)	—	(25,625)
Proceeds from short term notes payable	844,000	162,500	1,044,000
Proceeds from the issuance of common stock	—	—	804,882

Cash Provided by Financing Activities	899,375	185,153	2,066,757

Net (Decrease) Increase in Cash and Cash Equivalents	(22,564)	(759,376)	8,265

Cash and Cash Equivalents - Beginning	30,829	804,882	—

Cash and Cash Equivalents - Ending	$8,265	$45,506	$8,265

Supplementary disclosures of non-cash investing and financing activities:
Discount on notes payable	$34,000	$—	$34,000
Interest expense	$15,312	$—	$17,573

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (the “Company”) is a Nevada Corporation that was formed to operate as a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary, Q Lotus, Inc. (“QLI”), whose sole operations to date have been limited to the acquisition of certain mining claims. The Company intends to expand its holdings by either acquiring additional subsidiaries to facilitate its business plan or acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, and to make capital investments in a variety of privately held companies. The Company anticipates that its revenue will come primarily from acquired operations, including interest, dividends, rents, royalties and capital gains (from both loans and equity investments) of both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history. To date, our business has consisted primarily of holding mineral rights in a portfolio of minerals and our activities have been limited to the formation of the business, business planning, pursuit of capital and exploring possible acquisitions.

The Company was originally incorporated as Extreme Home Staging, Inc. Our primary revenue-generating business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to being put up for sale in the real estate marketplace. On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, Marckensie Theresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”). The 30,000,000 shares issued to Marckensie Theresias constituted 57.6% of our issued and outstanding capital stock on a fully diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, QLI became a wholly owned subsidiary of Extreme Home Staging, Inc. On July 16, 2010 Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc.

On July 16, 2010, the Company executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this report to reflect the stock split.

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances made by the Company’s Chairman and other advances from unaffiliated third parties.

In the third quarter of fiscal year 2011, the Company formed a wholly owned subsidiary, Midwest Business Credit, Inc. (“MBC”), a Nevada corporation in order to acquire the assets of Midwest Business Credit LLC, an asset based lending company which provides secured financing. MBC has not yet commenced business operations.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations. At December 31, 2011, the Company had negative working capital of approximately $1,298,000 and an accumulated deficit of approximately $2,470,000. During the period from inception (March 31, 2010) through December 31, 2011, the Company raised approximately $805,000 of cash from the issuance of common stock and approximately $1,262,000 in proceeds from short-term notes. These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and/or take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2011, the Company’s activities have been limited to formation of the business, business planning, pursuing capital and exploring possible acquisitions.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US”) of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, all adjustments (consisting of normal accruals) needed for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the three months and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto for the Company included in the Company’s Form 10-K filed on July 14, 2011 for the fiscal year ended March 31, 2011.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiary Q Lotus, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates of amounts and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates of amounts and assumptions include valuing equity securities, share based payment arrangements, and deferred taxes and related valuation allowances. Certain of our estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments are recorded at their fair value on the date of grant, using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares which are amortized over the vesting period of the award.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed.  Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

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

The Company adopted the provisions of ASC 740, “Income Taxes” on March 31, 2010, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on issues such as derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provision of ASC 740, any cumulative effect resulting from the change in accounting principles is to be recorded as an adjustment to the opening balance of accumulated retained earnings. The Company has not filed its first tax return, and therefore the Company has no uncertain tax positions that would require recognition in the financial statements at this time.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expense.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies all of its common stock purchase warrants and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Liabilities measured at fair value as of December 31, 2011 are as follows:

Balance
	Level 1	Level 2	Level 3	December 31, 2011

Derivative Liability	$-	$-	$-	$-

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended December 31, 2011:

Derivative
Balance – March 31, 2011	$-
Aggregate fair value of derivative issued	34,000
Change in derivative liability included in:
Income and expenses	(34,000)
Transfers in and out of Level 3	-

Balance – December 31, 2011	$-

The significant assumptions and valuation methods used to determine fair value and the change in fair value of the derivative financial instrument are discussed in Note 7.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three and nine month periods ended December 31, 2011 excludes potentially dilutive securities, including warrants of 507,000 and convertible securities of 309,000, because their inclusion would be anti-dilutive. There were no dilutive securities during the three and nine months ended December 31, 2010.

Recent Accounting Pronouncements

We reviewed new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We expect that none of the new standards will have a significant material impact on our consolidated financial statements.

Note 4 – Commitments and Contingencies

Facility Lease

The Company is not currently leasing any office space.

Mineral Rights

During May 2010, the Company acquired the mining rights of properties located in Utah, Arizona and Oregon from unrelated third parties.  As consideration for the mining rights, the Company entered into a Revenue Sharing Agreement that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that have been extracted and mined from each respective claim. In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.   The assets acquired provide no further support of fair values since there appears to be an absence of objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has not begun any mining operations as of December 31, 2011.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined.  Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company does not currently have the means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero. Payments to the transferors for future revenue from said minerals will be charged to expense when incurred. There were no transactions relating to these mineral rights through December 31, 2011.  In June 2011, the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 5 – Investments

The Company made advances totaling $45,250 to Lexington Hills, Inc. as an investment.  The Company’s Chairman and Chief Financial Officer is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company has the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. In the quarter ended December 31, 2011 Lexington Hills effectively ceased operations, and the full amount of the Company’s investment was impaired and charged to expense.

Note 6 – Deposits

In the quarter ended September 30, 2011, the Company made two deposits totaling $350,000 relating to a proposed financing transaction that is to be provided by a third party. In the quarter ended December 31, 2011, $250,000 of these deposits was refunded to the Company, and the Company made a third deposit in the amount of $150,000 relating to an additional proposed financing transaction. Finally, in the quarter ended December 31, 2011, the Company made a $30,000 deposit with a marketing consultant for services that were not performed in accordance with the contract.

Note 7 – Debt

Demand Note Payable

In April 2011 the Company received an advance of $6,000 from an unaffiliated third party that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

Notes Payable – Related Parties

In July 2010 the Company received an advance totaling $22,500 from a minority shareholder of the Company that was used to pay operating expenses. In September 2010 the Company received an advance of $5,000 from another minority shareholder of the Company that was used to pay operating expenses. These notes are non-interest bearing and payable on demand. The $5,000 advance was repaid in the quarter ended December 31, 2010.

In October 2010, the Company entered into a Loan Agreement for advances totaling $150,000, $140,000 of which was provided to the Company, by a minority shareholder of the Company and were used to pay operating expenses. The note is non-interest bearing and payable on demand.

In May 2011 the Company received an advance of $7,500 from a minority shareholder of the Company that was used to pay operating expenses. In August 2011 the Company received additional advances of $5,000 and $15,000 from a minority shareholder of the Company. These advances are non-interest bearing and payable on demand. The Company repaid $10,625 of these advances during August 2011, and repaid an additional $10,000 of these advances during December 2011.

Notes Payable

Southshore Note

In February 2011, the Company issued a $200,000 Promissory Note to Southshore Real Estate Development, LLC (“Southshore”) an unaffiliated third party. These funds were used to pay operating expenses. An affiliate of the lender received a two-year warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. In May 2011, the Company and the unaffiliated third party entered into a note amendment at maturity whereby the $200,000 Promissory Note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011. The 150,000 of warrants that were previously issued were cancelled and reissued at an exercise price of $.50 per share. In June 2011 the Promissory Note was further amended to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011. In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share. The fair value of the 360,000 warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded $15,930 charged to interest expense in the quarter ended June 30, 2011, which was included in “Interest Expense” in the accompanying condensed consolidated financial statements. In the quarter ended September 30, 2011 the Promissory Note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011. In January 2012, this Promissory Note was retired, and a new Promissory Note in the amount of $582,107, that includes accrued interest, was issued with a maturity date of February 24, 2012. A portion of these funds were used to make a deposit relating to a proposed financing transaction (See Note 6.) and a portion of these funds were used to pay operating expenses. This note bears interest at the rate of 11% per annum. In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 147,000 shares of the Company’s common stock at an exercise price of $.50 per share. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded $1,534 charged to interest expense in the quarter ended September 30, 2011, which was included in “Interest Expense” in the accompanying condensed consolidated financial statements.

On September 12, 2011, the Company consummated financing transactions with three unaffiliated individuals, whereby the Company issued promissory notes in the aggregate principal amount of $400,000. A portion of the funds were used to make a deposit relating to a proposed financing transaction (See Note 6.)

Bellcourt Note

The Note issued to Timothy Bellcourt, in the principal amount of $125,000, matures on March 7, 2012. Upon maturity, the Company will pay Mr. Bellcourt $250,000. In the event that a transaction contemplated by the Company is not consummated within 60 days, Mr. Bellcourt may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the Note. As of December 31, 2011 accretion to the Note was $83,333 and is recorded as a charge to interest expense. At December 31, 2011, the principal balance as recorded was $208,333.

Husain Note

The Note issued to Matloob Husain, in the principal amount of $125,000, matures on March 7, 2012. Upon maturity, the Company will pay Mr. Husain $187,500. In the event that a transaction contemplated by the Company is not consummated within 60 days, Mr. Husain may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the Note. At December 31, 2011 accretion to the Note was $41,666 and was recorded as a charge to interest expense. As of December 31, 2011, the principal balance as recorded was $166,167.

Urso Note

The Note issued to Estefania Urso, in the principal amount of $150,000, matures on March 1, 2012. Upon maturity, the Company will pay Ms. Urso $180,000. In the event that transaction contemplated by the Company is not consummated and escrowed funds are not returned to the Company, then the Company will repay the principal amount of the loan, plus interest ($180,000 in the aggregate) to Ms. Urso in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the Note. At December 31, 2011 accretion to the Note was $27,000 and is recorded as a charge to interest expense. At December 31, 2011, the principal balance as recorded was $177,000

Powers Note

In December 2011, the Company entered into a $100,000 Promissory Note with an unaffiliated third party. These funds were used to pay operating expenses. The note bears interest at the rate of 10% per annum, and matures on February 21, 2012. In January 2012, the principal amount of this note was increased to $130,000.

Total interest expense on the notes payable for the three and nine month periods ended December 31, 2011 was approximately $132,000 and $189,000, respectively.

Convertible Note Payable

On August 12, 2011, the Company entered into a financing transaction with Asher Enterprises, Inc., ("Asher") pursuant to which the Company issued a $42,500 principal amount, 8% Convertible Note (the "Note") to Asher. The Note matures on May 7, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the Note into shares of the Company's common stock beginning six months after the issuance date of the Note, at a rate of 45% of the market price (no lower than $0.01)of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the Note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

The conversion price of the Notes is subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of Common Stock subject to the Note may be adjusted in the event of mergers, distributions, a sale of substantially all of the Company's assets, tender offers and dilutive issuances.

In connection with the financing, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") that grants Asher a limited right of first refusal in the event the Company wishes to obtain additional working capital loans that are under $150,000.

Derivative Financial Instrument

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivative and Hedging which requires issuers of financial statements to make a determination as to whether (1) an embedded conversion meets the definition of a derivative in its entirety and (2) the derivative would qualify for a scope exception to derivative accounting, which includes evaluating whether the embedded derivative would be considered indexed to the issuer’s own stock.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as separate derivatives in the event such derivatives would not be classified in stockholders’ equity if they were free standing. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other applicable US GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides for an exception to this rule if a debt host instrument is deemed to be a conventional debt instrument.

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

On August 12, 2011 (date of issuance), the fair value of the derivative liability was $34,000. The revaluation of the derivative liability as of December 31, 2011 resulted in a change in the fair value to $0. The Company uses the Black-Scholes OptionValuation Model to estimate the value of its derivative liability. The assumptions used in the Black-Scholes Option Valuation Models are set forth in the following table. The Company uses the Black-Scholes Option Valuation Model to value the derivative instruments at inception and on subsequent valuation dates, which approximates the fair value measured using the Binomial Lattice Model. The expected volatility is based on the volatility of public companies that are similar in regards to industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the derivative liability as of the valuation date. The expected term represents the period of time that the derivative liability is expected to be outstanding. The risk free rate is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

	August 12, 2011	December 31, 2011
Fair value of common stock	$0.25	$0.03
Exercise price	$0.14	$0.14
Term (years)	10 months	5 months
Volatility	27%	28%
Risk free interest rate	0.16%	0.06%
Dividend yield	0%	0%
Fair value	$0.11	$-
Shares issuable upon exercise	309,000	309,000
Aggregate fair value	$34,000	$-

Note 8 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of December 31, 2011, 53,812,240 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of December 31, 2011, no such shares were issued and outstanding.

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

The Company agreed to acquire all of the QLI common stock from the QLI stockholder in exchange for 30,000,000 newly issued shares of common stock.  As a condition of the exchange agreement, the 26,550,000 shares as described above, were cancelled.  The name of the Company was subsequently changed to Q Lotus Holdings, Inc.  After the exchange was completed, a total of 52,019,994 common shares remained outstanding.

The transactions described above were accounted for as a “reverse merger” and recapitalization since the stockholder of QLI gained control over the Company following the completion of the transactions.

Common Stock Issued

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) to Real Holdings Capital, LLC (“RHC”) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations. The Company’s Chief Executive Officer, Mr. Rosenberg, is a beneficiary under a trust that owns RHC. These shares are subject to a voting agreement with Mr. Theresias.

In September 2010, the Company issued 300,000 shares of common stock with an ascribed value of $150,000 (based on the value of the services) in exchange for web marketing services. This amount was fully amortized as operating expenses during the fiscal ended March 31, 2011.

In December 2010, the Company issued 8,000 shares of common stock with a value of $15,040, in exchange for services, based on the closing price of the Company’s common stock on the date of issuance.

In March 2011, the Company issued 150,000 shares of its common stock valued at $150,000 based on the closing price of the Company’s common stock on the date of issuance in exchange for investment banking services. This amount is being amortized over the twelve-month period of the service agreement, $37,500 and $75,000 of which was amortized as operating expenses during the three and nine month periods ended December 31, 2011, respectively.

In December 2011, the Company issued 82,246 shares of common stock with a value of $10,000, based on the average of the ten (10) day historical closing price of the Company’s common stock, in exchange for professional fees.  This amount was expensed in the quarter ended December 31, 2011.

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

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by Mr. Rosenberg, the Company's Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company.  For the three and nine month periods ended December 31, 2011, the Company's expenses for this office space totaled approximately $64,000 and $234,000, respectively.

In March 2011 and April 2011, the Company made three separate advances totaling $45,250 to Lexington Hills, Inc. as an investment. The Company’s Chairman and Chief Financial Officer is a minority shareholder of Lexington Hills. In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years. The Company has the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. To date, no payments have been received by the Company. In the quarter ended December 31, 2011 Lexington Hills effectively ceased operations, and the full amount of the Company’s investment was impaired and charged to expense.

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

Note 11 – Subsequent Events

On January 5, 2012, at maturity the principal amount of the Company’s Promissory Note to Powers in the amount of $100,000 was increased to $130,000 (See Note 7).

On January 13, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% Convertible Note, to Asher. The Note matures on October 9, 2012 (See Note 7).

In January 2012, the Company’s Promissory Note with Southshore in the principal amount to $544,000 was retired, and a new Promissory Note in the amount of $582,107, that includes accrued interest, was issued with a maturity date of February 24, 2012 (See Note 7).

In January 2012, the Urso Note in the amount of $150,000 was amended, and the maturity date was extended to March 1, 2012. The Company agreed to issue 350,000 shares of its common stock in payment of all interest ($35,000) due Urso through the extended maturity date (See Note 7).

On January 26, 2012 MBC entered into a definitive agreement for the purchase of the assets and the business of Midwest Business Credit LLC. Pursuant to the agreement, MBC will be purchasing all of the Midwest Business Credit LLC’s assets and its loan portfolio for approximately $7.8 million dollars.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (the “Company”) for the three months and nine months ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to the Company. This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words such as“anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. You should keep in mind that any forward-looking statement made by us in this Form 10-Q and/or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K filed on July 14, 2011 for the fiscal year ended March 31, 2011, and in our periodic reports on Form 10-Q.

OVERVIEW

Q Lotus Holdings, Inc. (the “Company”) is a Nevada Corporation formed to operate as a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary, Q Lotus, Inc. (“QLI”), whose sole operations to date have been limited to the acquisition of certain mining claims. The Company intends to expand its holdings by either acquiring additional subsidiaries to facilitate its business plan or acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, and to make capital investments in a variety of privately held companies. The Company anticipates that its revenue will come primarily from acquired operations, including interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (i) startup companies with proprietary technology and (ii) medium sized businesses with an established operating history. To date, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to our formation, business planning, pursuit of capital and exploring possible acquisitions.

The Company was originally incorporated as Extreme Home Staging, Inc. Our primary revenue-generating business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to being put up for sale in the real estate marketplace. On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, Marckensie Theresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”). The 30,000,000 shares issued to Marckensie Theresias constituted 57.6% of our issued and outstanding capital stock on a fully diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, QLI became a wholly owned subsidiary of Extreme Home Staging, Inc. On July 16, 2010 Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc.

On July 16, 2010, the Company executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this report to reflect this stock split.

In the third quarter of fiscal year 2011, the Company formed a wholly owned subsidiary, Midwest Business Credit, Inc. (“MBC”), a Nevada corporation in order to acquire the assets of Midwest Business Credit LLC, an asset based lending company which provides secured financing. MBC has not yet commenced business operations.

PLAN OF OPERATIONS

We plan to operate as a multi-industry holding company whereby we will acquire and/or develop profitable companies either by obtaining a majority of stock in each company we gain control of or by providing capital investments to companies which internally develop into profitable enterprises. The Company has adopted a business strategy that focuses on expansion through acquisition. The key elements of acquisition targets must include solid management, profitability, compatibility with the geographic location and/or undervalued status that can be enhanced by shared services and opportunities. Through the acquisition and development of profitable companies and the expansion of internal divisions of such companies, we believe that the Company will have the ability to experience growth through diverse holdings. We anticipate that our primary revenue-generating center will initially come from our capital investments (both loans and equity) into startups with proprietary technology and medium sized businesses with an established operating history, as well as from operating revenues from acquired companies.

Our Planned Operating Segments

Our principal operating segments focus will be to acquire or provide equity or debt financing to U.S. emerging growth and middle-market companies in a variety of industries. We will generally seek to invest in companies from the broad variety of industries in which our Chairman and CEO have direct expertise. We plan to diversify our business primarily into three operating segments:

•	Finance;
•	Real estate; and
•	Natural resources.

We may invest in other industries if we are presented with attractive opportunities.

Investments in Marketable Securities

Management may also make investments directly into hedge funds that specialize in specific areas of trading, which will reduce the specialized personnel costs associated with maintaining trading operations.

Real Estate Investments

In addition to private investments and marketable securities, the Company will also directly and indirectly purchase real estate, as management feels that the low prices within the market represent substantial buying opportunities. When the real estate market correction is further along, the Company could be in an excellent position to purchase large apartment complexes, industrial facilities, and commercial (Class A and Class B) properties that produce substantial rent rolls. The business could easily use its existing cash reserves to directly purchase real estate with the intent to refinance the properties at a later date.

Investment Selection

We are committed to a value oriented philosophy that will be used by management to seek to minimize the risk of capital loss without foregoing potential for capital appreciation. We have identified several criteria that we believe are important in courcing and investing in prospective acquisition or financing targets. These criteria provide general guidelines for our investment decisions; however, we caution that not all of these criteria will be met by each prospective target company in which we choose to invest or acquire. Generally, we seek to use the experience and expertise of our President, Marckensie Theresias, and our Chief Executive Officer, Gary A. Rosenberg, and access to market information, tohelp identify investment candidates and to structure investments quickly and effectively.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments are recorded at their fair value on the date of grant, using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares which are amortized over the vesting period of the award. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

Results of Operations

To date, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

Operating expenses for the three months ended December 31, 2011 of approximately $315,000 were incurred relating to travel of approximately $700, consulting fees of approximately $45,300, promotional expense of approximately $500, professional fees of approximately $151,000, payroll expense of approximately $31,000, loss from investment of approximately $45,000 and supplies and services of approximately $41,500.  Operating expenses for the three months ended December 31, 2010 of approximately $409,000 were incurred relating to travel of approximately $8,000, promotional expenses of approximately $338,000, professional fees of approximately $46,000 and supplies and services of approximately $17,000.

Operating expenses for the nine months ended December 31, 2011 of approximately $910,000 were incurred relating to travel of approximately $1,500, consulting fees of approximately $137,000, promotional expenses of approximately $1,900, professional fees of approximately $439,000, payroll expense of approximately $111,000, loss from investment of approximately $45,000 and supplies and services of approximately $174,600.  Operating expenses for the nine months ended December 31, 2010 of approximately $1,150,000 were incurred relating to travel of approximately $114,000, consulting fees of approximately $151,000, promotional expenses of approximately $468,000, professional fees of approximately $110,000, payroll expense of approximately $24,000 and supplies and services of approximately $283,000.

The Company issued 150,000 shares of its common stock valued at $150,000 for investment banking services, $12,500 of which was amortized as operating expenses during the fiscal year ended March 31, 2011, and $37,500 and $112,500 of which was amortized as operating expenses during the three and nine month periods ended December 31, 2011, respectively.

Liquidity and Capital Resources

As of February 6, 2012 the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds to continue our operations to fund our ongoing operating requirements through fiscal year 2012.

In July 2010 the Company received an advance totaling $22,500 from a minority shareholder of the Company that was used to pay operating expenses.  In September 2010 the Company received an advance of $5,000 from another minority shareholder of the Company that was used to pay operating expenses.  These notes are non-interest bearing and payable on demand.  The $5,000 advance was repaid in the quarter ended December 31, 2010.

In October 2010, the Company entered into a Loan Agreement for advances totaling $150,000, $140,000 of which was funded to the Company, by a minority shareholder of the Company that were used to pay operating expenses.  This note is non-interest bearing and payable on demand.

In February 2011, the Company entered into a $200,000 Promissory Note with Southshore an unaffiliated third party. These funds were used to pay operating expenses. An affiliate of the lender received a two-year warrant to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. In May 2011, the Company and the unaffiliated third party entered into a note amendment at maturity whereby the $200,000 Promissory Note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011. The 150,000 warrants that was previously issued was cancelled and reissued at an exercise price of $.50 per share. In June 2011 the Promissory Note was further amended twice to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011. These funds were used to pay operating expenses. This note bears interest at the rate of 11% per annum. In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 210,000 shares of the Company’s common stock at an exercise price of $.50 per share. The fair value of the 360,000 warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of approximately $15,930 that was charged to interest expense in the quarter ended June 30, 2011, and is included in “Interest Expense” in the accompanying condensed consolidated financial statements. In the quarter ended September 30, 2011 the Promissory Note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011. In January 2012, this Promissory Note was retired, and a new Promissory Note in the amount of $582,107, that includes accrued interest, was issued with a maturity date of February 24, 2012. A portion of these funds was used to make a deposit relating to a proposed financing transaction (See Note 6.) and a portion of these funds was used to pay operating expenses. This note bears interest at the rate of 11% per annum. In connection with these note amendments, the Company issued additional two-year warrants to purchase an aggregate of 147,000 shares of the Company’s common stock at an exercise price of $.50 per share. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a$1,534 charge to interest expense in the quarter ended September 30, 2011, and is included in “Interest Expense” in the accompanying condensed consolidated financial statements.

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

We also may initiate corporate bond offerings to raise capital for our planned investments. There can be no assurance the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations. At December 31, 2011, the Company had negative working capital of approximately $1,298,000, and an accumulated deficit of approximately $2,470,000. During the period (March 31, 2010 (inception)) through December 31, 2011, the Company raised approximately $805,000 of cash from the issuance of common stock and approximately $1,262,000 of proceeds from short-term notes. These funds were primarily used in operations to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to curtail its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2011, the Company’s activities have been limited to its formation, business planning, pursuing capital and exploring possible acquisitions.

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

In connection with the audit of our annual 2011 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

We are working to do to bring our disclosure controls and procedures up to public-company standards. Due to the development stage of the Company, we have been unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formalized IT disaster recovery plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.NIS	XBRL Instance Document *
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

February 14, 2012	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chief Executive Officer

February 14, 2012	/s/ Marckensie Theresias
Marckensie Theresias
Chief Financial Officer

