Form 10-K
period 2012-03-31
Q LOTUS HOLDINGS INC
filed 2012-06-29
CIK 1391142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended

March 31, 2012

Commission File No:  000-52595

Q LOTUS HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	14-1961383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 North Kingsbury Street, Suite 1810, Chicago, IL 60654

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

As of September 30, 2011, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $.25 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $8,204,498.50 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders). As of June 8, 2012, there were 56,583,585 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

FORM 10-K

ANNUAL REPORT FOR YEAR ENDED MARCH 31, 2012

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that convey our current expectations or forecasts of future events. All statements in this Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements include statements about our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “might,” “should,” “predict,” “potential,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements in this Form 10-K may turn out not to occur as contemplated. They are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include the effects of competition in the industries we conduct business in today and in the future, the failure by us to anticipate changes in consumer and business preferences, the loss of key employees, changes in general business conditions and other factors which are beyond our control. In particular, you should consider the numerous risks described in the “Risk Factors” section of this Form 10-K.

Although we believe the expectations reflected in the forward-looking statements are reasonable, in light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-K may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-K. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Form 10-K.

Item 1. BUSINESS

Company Overview

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed as a financial services company for its operating subsidiaries. As of March 31, 2012, the close of its most recently completed fiscal year end, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. The acquisition of MBC LLC is contingent on the Company securing the necessary financing to complete the transaction and is expected to close in 2012. The Company intends to expand its holdings by (i) either acquiring additional subsidiaries to facilitate its business plan or (ii) acquiring controlling interests in companies. Currently, our business consists solely of holding mineral rights in a portfolio of minerals and our activities through March 31, 2012 have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

The Company was originally incorporated as Extreme Home Staging, Inc. on May 2, 2006. The primary revenue-generating activity of this business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace. On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, Marckensie Theresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”). The 30,000,000 shares issued to Marckensie Theresias constituted 57.6% of our issued and outstanding capital stock on a fully diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, QLI became a wholly owned subsidiary of Extreme Home Staging, Inc.

On July 16, 2010, Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc.

On July 16, 2010, the Company also executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this Form 10-K to reflect the stock split.

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances made by the Company’s Chairman and other advances from unaffiliated third parties.

Plan of Operations and Planned Operating Segments

We plan to operate as a financial services company. We will acquire controlling interests in and/or develop profitable companies in the areas of (i) commercial finance/asset based lending, (ii) real estate investment and development and (iii) natural resources/mining. The Company’s operating segments will generally encompass the same areas as noted in the preceding sentence.

Real Estate Investments

The Company will also directly and indirectly purchase real estate, when management determines that pricing within the market presents buying opportunities. In the event the Company is able to execute its funding strategy, we will seek to invest in large apartment complexes, industrial facilities, and commercial (Class A and Class B) properties at reasonable prices that produce substantial rent rolls. We also expect to participate with Urban R2 Development Company, LLC in various real estate investments.

Experienced management

We will generally require that companies we acquire or invest in have an experienced management team. We also will require that such companies have the proper incentives in place to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Strong and defensible competitive market position in industry

We seek to acquire or invest in target companies that have developed or are in the process of developing leading market positions within their respective markets and are or will be well positioned to capitalize on growth opportunities. We also seek to acquire or invest in companies that demonstrate significant competitive advantages versus their competitors which should help to protect their market position and profitability.

We believe it is critical to conduct extensive review of investment targets. In evaluating new investments, we plan to conduct a rigorous due diligence process that draws from the experience, industry expertise and network of contacts of our President and Chief Executive Officer, Mr. Gary A. Rosenberg, and the Q Lotus Board of Directors.

Competition

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we possess. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more financing relationships than we have.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was originally formed on March 31, 2010, the Company has had no revenue and has generated losses from operations. At March 31, 2012, the Company had negative working capital of approximately $1,963,000 and an accumulated deficit of approximately $3,336,000. Since its formation on March 31, 2010 through March 31, 2012, the Company raised approximately $805,000 in cash from the issuance of common stock and approximately $1,551,000 in proceeds from the issuance of short-term notes. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2012, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

As of June 8, 2012, the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds to continue to meet ongoing operating requirements through fiscal year 2013.

Employees

As of March 31, 2012, we had no employees.

Seasonality and Backlog

Our business is not subject to significant seasonal fluctuations, and there are no material backlogs in our business.

Research and Development and Environmental Matters

We have not incurred any research and development expenses since our formation; nor have we incurred any significant costs or any significant negative effects as a result of compliance with federal, state and local environmental laws.

Item 1A. RISK FACTORS

Risks Related to our Business and Industry

Accumulated deficit and operating losses and anticipated earnings; explanatory language in Auditor’s Report.

The Company had an accumulated deficit at March 31, 2012 of approximately $3,336,000 and net loss to common shareholders of approximately $1,968,000 for the year ended March 31, 2012. The Company had an accumulated deficit at March 31, 2011 of approximately $1,368,000 and net loss to common shareholders of approximately $1,367,000 for the year ended March 31, 2011.  The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

Risks related to the loan portfolio and lending activities of Midwest Business Credit.

After the Company’s acquisition of MBC closes, MBC may experience delinquencies, impairments and non-accruals which could affect the Company’s overall financial condition. If this were to occur, it may indicate that the risk of credit loss for a particular loan(s) has materially increased. When a loan is over 90 days past due or if management believes it is probable that we will be unable to collect principal and interest contractually owed to us, it will be our policy to place the loan on non-accrual status and classify it as impaired. In certain circumstances, a loan could be classified as impaired, but continue to be performing as a result of a troubled debt restructuring.

In light of the lending risks noted above, management periodically reviews the appropriateness of our allowance for credit losses. However, it may be difficult to judge the expected credit performance of our loans since it is sometimes hard to predict future losses. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may not be accurate. Our allowance may not be adequate to cover credit or other losses related to our loans as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

We have a limited operating history upon which to base an investment decision.

We are a development-stage company and as a result we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially or become worthless.

Since the Exchange on July 16, 2010 (as defined in “Company Overview”), our operations have been limited to organizing and exploring business opportunities, performing due diligence reviews of potential target companies and the holding of certain mining properties. These operations provide a limited basis for you to assess our ability to achieve our business strategy and the advisability of investing in our securities.

The Company may be exposed to various risks under revenue sharing agreements it has entered into in connection with mining claims.

The Company holds mining rights to certain properties located in Utah, Arizona and Oregon.  As consideration for the mining rights, the Company entered into several revenue sharing agreements that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that could be mined and extracted from each respective claim. In valuing the consideration/rights provided to the transferors (rights to receive fees in the future), the Company considered many factors in determining an appropriate fair value for such consideration/rights. Since the Company (i) did not exchange any monetary consideration at the time it acquired the mining rights, (ii) has not conducted any studies as to the magnitude of the cost necessary to extract any value from such mineral rights, and (iii) does not currently have the means to pay for mining and extraction of such rights, the value of such consideration for such rights has been determined to be de minimus and valued at zero for accounting purposes. See Note 11 to the Financial Statements, entitled Commitments and Contingencies, under “Mineral Rights”.

If, and when, the Company seeks to develop the mining claims, it may encounter certain risks associated with the revenue sharing agreements. Each revenue sharing agreements identifies the parties, provides a listing of the claims in question and indicates that the transferor will be paid thirty percent (30%) of the Net Revenue (gross revenue less all related expenses), and essentially provides no additional detail. The agreements do not contain most of the standard provisions found in contacts, such as defined terms, representations and warranties (including those related to potential environmental claims), conditions of default and termination, dispute resolution, indemnification and conditions precedent to and subsequent to performance, among others. For example, the agreements do not indicate how net revenue and expenses will be calculated, including what expenses will be paid before net revenue can be allocated between the parties. If these agreements are not revised to address such shortcomings prior to the mining and extraction of the claims, if, and when that should occur, there is a significant risk of conflict between the Company and the transferor, in each case. The cost of resolving these disputes in the absence of a detailed agreement or related contracts to guide the parties and others who may be affected, could have a material adverse effect on the Company. For example, Company may not be able to realize net revenue in a timely to cover the expenses of development and earn a profit on its efforts; the Company could also be exposed to material losses for the same reasons. Moreover, there is a risk that the Company could be exposed to significant environment costs if such risks are not addressed in the agreements or related contracts. The Company could also face greater regulatory scrutiny from federal, state and local governmental entities, over environmental and other matters, including scrutiny by the SEC as to disclosure matters, unless such issues are addressed in the agreements or related contracts.

We are dependent upon senior management and the loss of their services could harm our ability to implement our business strategy.

We depend on the experience, diligence, skill and network of the leadership team consisting of our President and Chief Executive Officer, Gary A. Rosenberg, the officers and directors of Q Lotus, and Timothy Bellcourt, founder and President of Midwest Business Credit, all of whom will identify, evaluate, negotiate, structure, close, monitor and/or service our investments. Our future success will depend to a significant extent on the continued service and coordination from our leadership team, as well as our ability to attract highly qualified talent to the Company as needed.   The departure of any members of senior management or key employees could have a material adverse effect on our ability to achieve our objectives. While our senior management expects to devote a majority of their business time to our operations they are not currently subject to any employment contracts. We do not maintain any "key-man" insurance policies on any of our senior management and we do not intend to obtain such insurance.

Our ability to grow will depend on our ability to raise capital.

In order for us to have the opportunity for future success and profitability, we will need to access the capital markets to raise cash. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We have actively pursued a variety of funding sources and have consummated certain transactions in order to address our capital requirements. We may need to consider raising additional capital through other available sources, including borrowing additional funds from third parties. There can be no assurance that we will be successful in such pursuits.  Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any, in the early years of operation. As a result, our ability to generate revenues in our initial years of operation will be based on our ability to raise funds.

We may raise capital through debt offerings; the potential for loss on amounts invested would be magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities.  We may raise capital and issue senior debt securities to institutional investors.  Lenders and purchasers of these senior securities would have fixed dollar claims on our assets that are superior to the claims of our common shareholders and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause our value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Our ability to achieve our business objectives will depend on our ability to grow, which will depend, in turn, on our ability to identify, analyze, and invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management’s proper structuring and implementation of the investment process, its ability to identify and evaluate companies that meet our investment criteria, its ability to provide competent, attentive and efficient services to us, and our ability to access financing on acceptable terms. In order to grow, we may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior.  As a result, these methods may not accurately predict future risk exposures, which could be significantly different or greater than the historical measures indicate.  Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us.  This information may not be accurate, complete, up-to-date or properly evaluated.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events.  We cannot assure that our policies and procedures will effectively and accurately record and verify this information.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems.  We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed.  Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured.  For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments could have a material adverse effect on our results of operations and financial condition.  The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

We operate in a highly competitive market for acquisition and investment opportunities.

We compete for investments with a number investment funds (including private equity funds and venture capital funds), reverse merger and special purpose acquisition company (“SPAC”) sponsors, investment bankers which underwrite initial public offerings, hedge funds that invest in private investments in public equity (“PIPE”), traditional financial services companies such as commercial banks and other sources of financing.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

We are subject to laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations, or their interpretation, could have a material adverse effect on our business.

Changes to the laws and regulations governing our business operations or their interpretations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. If legislation is enacted, new rules are adopted, or existing rules are materially amended, we may need to change our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this Form 10-K and may result in our investment focus shifting.

No protection under the Investment Company Act.

The Company intends to structure its business operations so that it is exempt from registration under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated there under (the “40 Act”). The Company has not and does not intend to register as an investment company under the 40 Act. The Company will not submit a no-action letter to the SEC, to verify that its intended organizational structure and business objectives fall outside of the definition of an investment company under the 40 Act or meet any exemption under the 40 Act. The Company intends to follow other no-action letters in structuring its investments and acquisitions. If the Company was deemed to be an investment company and unable to avail itself of any safe-harbors or other exemptions under the 40 Act, it would be required to register as an investment company. The cost would be prohibitive and could have very serious consequences for the Company. In the event that the Company is required to register under the 40 Act, the added regulatory burden could make it more difficult for the Company to continue as a viable business.

We will be subject to substantial fluctuation to our investments due to our focus on capital appreciation from equity investments.

Our primary emphasis will be to generate capital gains through our equity investments in micro-cap and small-cap companies, which we expect to become public reporting companies with their securities being quoted either on the Pick Sheets, the Over the Counter Markets or a national securities exchange.  We do not expect the securities in our publicly traded target companies to be quoted or have an active trading market and, as such, these securities will be illiquid until an active market develops.  However, there can be no assurance that our target companies will be quoted or that an active trading market will ever develop in the securities of our publicly traded target companies.

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

We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our revenue.  In addition, since we expect to have an average holding period for our target company investments of one to three years, it is unlikely we will generate any capital gains during our initial years of operations.   However, our ability to generate revenue will be based on our ability to invest our capital in suitable target companies in a timely manner and to realize capital gains from the disposition of our portfolio investments.

There are significant potential conflicts of interest that could impact our investment returns.

Our senior management may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of target companies that we acquire or in which we invest. In such situations, senior management could be faced with conflicts between the interests of the Company and the interests of other businesses in which they may be involved.

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended and other rules implemented by the SEC. We believe that complying with these rules and regulations may make some business activities time-consuming and costly and may divert the attention of our management away from implementing our business objectives.

No assurance of acquisitions.

Until binding agreements regarding acquisitions or investments are in place there can be no assurance that any proposed transaction will be consummated or that adequate, acceptable and affordable financing will be available.

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

Risks related to our target companies.

Current market conditions have adversely affected the capital markets and have reduced the availability of debt and equity capital for the market as a whole, and financial firms in particular.  These conditions make it more difficult for us to achieve our acquisition and investment objectives particularly as they are likely have an even greater impact on the micro-cap and small-cap companies we intend to target.  This may adversely affect the financial condition and operating results of certain micro-cap and small-cap companies in which we may acquire or invest in, as well as reduce the availability of attractive micro-cap and small-cap targets.

The U.S. economy continues to experience recessionary and slow growth conditions and events have significantly constrained the availability of debt and equity capital for the market as a whole, although there are some positive economic indicators that suggest a slow, but steady recovery, is underway.

The current economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely continue to have a disproportionate impact on the micro-cap and small-cap companies we intend to target, notwithstanding recent positive economic indicators.  As a result, we will likely experience an ongoing challenge in obtaining attractive acquisition and investment opportunities that fit our criteria.  In addition, our interests in target companies could be impaired to the extent such target companies experience financial difficulties arising out of the current economic environment.  Our inability to locate attractive target opportunities, or the impairment of our target companies as a result of economic conditions, could have a material adverse effect on our financial condition and results of operations.

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

In addition, the micro-cap and small-cap companies that we are targeting involve a number of significant risks, including:

☐	They may have limited financial resources and may be unable to meet their obligations, which could lead to bankruptcy or liquidation.

☐	They typically have limited operating histories, narrower, less established product lines or offerings and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, operational risks and consumer sentiment in respect of their products or services, as well as general economic downturns.

☐	Since they are primarily privately owned, there is generally little publicly available information about these businesses; therefore, although management will perform “due diligence” investigations on these target companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses.

☐	They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our target company and, in turn, on us.

☐	Since under our business plan we expect that these companies will become publicly traded companies, they will need resources, processes, procedures and systems to satisfy the additional regulatory burdens, they will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, and they may not be able to attract retail and institutional investor interest in the secondary market, all of which may have a material adverse impact on our target companies and, in turn, on us.

A target company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of a target’s loans and foreclosure of its assets, which could trigger cross-defaults under other agreements and jeopardize the target company’s ability to meet its obligations under any debt securities that we hold and/or render our equity investments in that target company worthless. In addition, a substantial portion of our investments will be in the form of equity, which will generally rank below any debt issued by our target companies in priority of payment.

Even if our target companies are successful in becoming publicly traded companies, there is no assurance that they will be able to achieve their projected revenue and earnings targets or effectively maintain their status as publicly reporting companies.  In such case, if there is little or no demand for the securities of our target companies in the public markets, we may have difficulty disposing of our investments, and the value of our investments may decline substantially.

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

As part of our business strategy a substantial portion of our interests in target companies is expected to be comprised of equity securities, including convertible preferred securities and debt securities convertible into equity securities and warrants that convert into equity securities. These equity interests may not appreciate in value and, in fact, may decline in value if a target company fails to perform financially or achieve its growth objectives.  We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since the securities of our target companies could have restrictions on their transfer or may not have an active trading market.

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

Following our initial acquisition or, or investment in, a target company, our target companies may require additional financing. We may elect not to provide such additional financing or otherwise lack sufficient funds to make such financings. We have the discretion to make any additional subsequent investments, subject to the availability of capital resources. The failure to make additional financing available to our target companies may, in some circumstances, jeopardize the continued viability of a target company and our prior investments, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired additional subsequent investment, we may elect not to make that investment because we do not want to increase our concentration of risk, and/or because we prefer other opportunities. If our target companies are not able to generate sufficient cash flow from operations, they may be unable to obtain sufficient capital to continue to grow their businesses, or they may not be able to continue their operations at all.  If our target companies lack sufficient capital before they are able to obtain a senior exchange listing, there may be few, if any, options available to them to raise additional capital, jeopardizing the continued viability of, and our investments in, such target companies.

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

Risks Related to our Common Stock

The fact that our common stock is quoted on the OTC Bulletin Board that may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital. There may be other significant consequences associated with our common stock trading on the OTC Bulletin Board rather than a national exchange.  The effects of not being able to list our common stock on a national exchange may include:

☐	limited release of the market price of our securities;

☐	limited news coverage;

☐	limited interest by investors in our securities;
12

☐	volatility of our common stock price due to low trading volume;

☐	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and

☐	limited ability to issue additional securities or to secure additional financing.

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Traditionally, the trading volume of our common stock has been limited. For example, for the 30 trading days ended on June 8, 2012, the average daily trading volume was approximately 34,000 shares per day and on certain days there was no trading activity. During this 30-day period the closing price of our common stock ranged from a high of $0.08 to a low of $0.04. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. As a result of the limited number of shares being traded, the price per share is subject to more volatility and may continue to be subject to rapid price swings in the future.

The price of our common stock is volatile.

The price of our common stock has fluctuated substantially.  The market price of the common stock may be highly volatile as a result of factors specific to us, and the securities markets in general.  Factors affecting volatility may include: variations in our annual or quarterly financial results or those of competitors; economic conditions in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations that affect us, our subsidiaries or the securities industry generally.  In addition, volatility of the price of our common stock is further affected by its thinly traded market.

Our principal stockholders including our directors and officers control a large percentage of shares of our common stock and can significantly influence our corporate actions.

As of June 8, 2012, our executive officers, directors and/or entities that these individuals are affiliated with, beneficially owned approximately 29.3% of our outstanding common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000, excluding their primary residence, or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and obtain the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities in the primary market and may affect the ability of purchasers to further sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in the penny stock.

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

Nevada corporate law and our articles of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our Company or changes in our management that our stockholders may deem advantageous. These provisions (i) deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors; (ii) require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and (iii) allow any vacancy on the board of directors, however the vacancy may occur, to be filled by the directors.

Our board of directors can issue shares of "blank check" preferred stock without further action by our stockholders.

Our board of directors has the authority, without further action by our stockholders, to issue up to 100,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

☐	dividend rights;

☐	conversion rights;

☐	voting rights, which may be greater or lesser than the voting rights of our common stock;

☐	rights and terms of redemption;

☐	liquidation preferences; and

☐	sinking fund terms.

We currently do not have any shares of preferred stock issued or outstanding.  The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. We have no current plans to issue any preferred stock, although the issuance of preferred stock may be necessary at any time in order to raise additional capital and is possible in the next 12 months.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law or regulation and other factors our board deems relevant.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company owns no real property and the Company is not currently leasing any office space. The Company conducted its operations from office space in Chicago, Illinois, that was leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by Mr. Rosenberg, the Company's President and Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company.  Effective March 1, 2012 the Company’s offices were moved in Chicago to space leased personally by Mr. Rosenberg who will be reimbursed for 100% of the operating expenses. For the fiscal years ended March 31, 2012 and 2011, the Company's share of these expenses totaled approximately $302,000 and $16,000, respectively.

Item 3. LEGAL PROCEEDINGS

Our management knows of no material existing or pending legal proceeding, litigation or claim against us, nor are we involved as a plaintiff in any material existing legal proceeding or pending legal proceeding, litigation or claim. To our knowledge, none of our directors, officers or affiliates, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to a material existing or pending legal proceeding, litigation or claim.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 19, 2010, our common stock commenced trading under the symbol “QLTS” on the Over-the-Counter Bulletin Board (“OTCBB”) reflecting the Company’s name change at the time. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sales prices for our common stock as reported on the OTCBB for the period from July 19, 2010 to March 31, 2012.

Period	High	Low

July 19, 2010/September 30, 2010	$2.95	$1.85
October 1, 2010/December 31, 2010	$3.25	$1.20
January 1, 2011/March 31, 2011	$2.25	$0.45

April 1, 2011/June 30, 2011	$0.99	$0.20
July 1, 2011/September 30, 2011	$0.50	$0.10
October 1, 2011/December 31, 2011	$0.29	$0.03
January 1, 2012/March 31, 2012	$0.33	$0.04

The closing price of our common stock on June 8, 2012, as quoted on the OTCBB, was $0.08 per share.

Shareholders

As of June 8, 2012, there were 56,583,585 shares of our common stock outstanding and the Company had 93 shareholders of record. The Company’s transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) for the fiscal year ended March 31, 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to the Company. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

OVERVIEW

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a financial services company for its operating subsidiaries. As of March 31, 2012, the close of its most recently completed fiscal year end, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada Corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. The acquisition of MBC LLC is contingent on the Company securing the necessary financing to complete the transaction and is expected to close in 2012. The Company intends to expand its holdings by (i) either acquiring additional subsidiaries to facilitate its business plan or (ii) acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, (ii) to make capital investments in a variety of privately held companies, or (iii) invest in real estate assets. The Company anticipates that the primary revenue sources will come from revenues from acquired operations, and interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (a) startup companies with proprietary technology and (b) medium sized businesses with an established operating history. Currently, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to the formation of the legal and business structure, business planning, the pursuit of capital and the exploration possible acquisitions and investments.

The Company was originally incorporated as Extreme Home Staging, Inc. on May 2, 2006. The primary revenue-generating activity of this business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace. On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, Marckensie Theresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”). The 30,000,000 shares issued to Marckensie Theresias constituted 57.6% of our issued and outstanding capital stock on a fully diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, QLI became a wholly owned subsidiary of Extreme Home Staging, Inc.

On July 16, 2010, Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc.

On July 16, 2010, the Company also executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this Form 10-K to reflect this stock split.

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances made by the Company’s Chairman and other advances from unaffiliated third parties.

PLAN OF OPERATIONS

Our Planned Operating Segments

We plan to diversify our business primarily into three operating segments:

•	Commercial Finance / Asset-Based Lending
•	Real Estate Investment and Development
•	Natural Resources / Mining

We may invest in other industries if we are presented with attractive investment opportunities.

Real Estate Investments

The Company will also directly and indirectly purchase real estate, when management feels that prices within the market represent substantial buying opportunities. In the event the Company is able to execute its funding strategy we will seek to invest in large apartment complexes, industrial facilities, and commercial (Class A and Class B) properties at reasonable prices that produce substantial rent rolls. We also expect to participate with Urban R2 Development Company, LLC in various real estate investments.

Investment Selection

We are committed to a value oriented investment philosophy that seeks to minimize the risk of capital loss without foregoing potential capital appreciation. We are developing criteria that we believe are important in identifying and investing in prospective acquisition or financing targets. These criteria provide general guidelines for our investment decisions.

Value orientation and positive cash flow

Our business philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We will focus on companies and real estate investments in which we can invest or acquire at relatively low multiples of operating cash flow and that are profitable at the time of the transaction on an operating cash flow basis.

Experienced management

We will generally require that our target companies have an experienced management team. We also will require the companies to have proper incentives in place to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Competition

Our primary competitors provide financing to middle-market companies and include business development companies, commercial and investment banks, commercial financing companies, and to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. However, at the same time, we believe that there has been a reduction in the amount of debt capital available for lending to (i) emerging growth companies and (ii) leveraged buyout transactions since the downturn in the credit markets. This has resulted in a less competitive environment for debt capital financing.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more financing relationships than we have.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made but also recognize that if changes in the estimate or different estimates had been made originally that could have had a material impact on our results of operations or financial condition. Our critical accounting policies include the following:

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments be recorded at their fair value on the date of a grant, using the Black-Scholes Option Valuation Model method for stock options and the quoted price of its common stock for unrestricted shares that are amortized over the vesting period of the award. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of a grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

Results of Operations

General and Administrative Expenses

Through March 31, 2012, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

Operating expenses for the fiscal year ended March 31, 2012 of approximately $1,595,000 were incurred relating to travel of approximately $1,500, consulting fees of approximately $286,000, promotional expenses of approximately $30,000, professional fees of approximately $636,500, payroll expense of approximately $125,000 other income/expense of approximately $280,000 and supplies and services of approximately $236,000.

Operating expenses for the fiscal year ended March 31, 2011 of approximately $1,348,000 were incurred relating to travel of approximately $119,000, consulting fees of approximately $184,000, promotional expenses of approximately $468,000, professional fees of approximately $220,000, payroll expense of approximately $24,000, and supplies and services of approximately $333,000.

Liquidity and Capital Resources

As of March 31, 2012, the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds in order to continue funding our ongoing operations through fiscal year 2013.

In July 2010, the Company received an advance totaling $22,500 from Zenith Estates, Inc., (“Zenith”), a minority shareholder of the Company that was used to pay operating expenses.  In October 2010, the Company entered into a loan agreement with Zenith for advances totaling $150,000, only $140,000 of which was funded to the Company and used to pay operating expenses.  Both the advance and the note are non-interest bearing and payable on demand.

In February 2011, the Company entered into a $200,000 promissory note with Southshore Real Estate Development, LLC, an unaffiliated third party. These funds were used to pay operating expenses. In May 2011, the Company and the unaffiliated third party entered into a note amendment at maturity whereby the $200,000 Promissory Note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011. In June 2011, the promissory note was further amended twice to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011. These funds were used to pay operating expenses. This promissory note bears interest at the rate of 11% per annum. In the quarter ended September 30, 2011, the promissory note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011. In January 2012, this promissory note was retired, and a new promissory note in the amount of $582,107 that includes accrued interest, was issued with a maturity date of May 31, 2012, that has been extended to July 31, 2012. A portion of these funds was used to make a deposit relating to a proposed financing transaction (See Note 6.) and a portion of these funds was used to pay operating expenses. This new note bears interest at the rate of 11% per annum.

In April 2011, the Company received an advance of $6,000 from an unaffiliated third party that was used to pay operating expenses. The note is non-interest bearing and payable on demand.

In May 2011, the Company received an advance of $7,500 from Joel Greenberg (“Greenberg”), a minority shareholder of the Company that was used to pay operating expenses. The note is non-interest bearing and payable on demand. In August 2011, the Company received advances of $5,000 and $15,000 from Mr. Greenberg that were used to pay operating expenses. These advances are non-interest bearing and payable on demand. Payments were made of $5,000 on August 12, 2011, $5,625 on September 12, 2011 and $10,000 on December 5, 2011, resulting in a balance due Mr. Greenberg of $6,875 as of March 31, 2012.

In August 2011, the Company entered into a financing transaction with an unaffiliated third party, pursuant to which the Company issued a $42,500 principal amount, 8% convertible note. On May 7, 2012 the note was fully converted to common stock.

In September 2011, the Company consummated financing transactions with three unaffiliated individuals, whereby the Company issued promissory notes in the aggregate principal amount of $400,000. The first note, in the principal amount of $125,000, had a maturity date of May 31, 2012, that has been extended to July 31, 2012. The second note, in the principal amount of $125,000, also had a maturity date of May 31, 2012, that has been extended to July 31, 2012. The third note, in the principal amount of $150,000, matures on June 30, 2012. All three notes may be repaid in cash, or in shares of the Company’s common stock, valued at the date of repayment. A portion of these funds was used to make a deposit relating to a proposed financing transaction (See Note 6.)

In December 2011, the Company entered into a financing transaction with an unaffiliated third party, pursuant to which the Company issued a $100,000 principal amount promissory note. The principal of the note was increased to $130,000 in January 2012 and to $230,000 in March 2012. The proceeds were used for operating expenses. The note had a maturity date of May 31, 2012, that has been extended to July 31, 2012.

In January 2012, the Company entered into a financing transaction with an unaffiliated third party, pursuant to which the Company issued a $37,500 principal amount, 8% convertible note. The note matures on October 9, 2012.

In March 2012, the Company entered into a financing transaction with an unaffiliated third party, pursuant to which the Company issued a $32,500 principal amount, 8% convertible note. The note matures on December 26, 2012

In March 2012, the Company received an advance of $25,000 from an officer of the Company that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

Our common stock currently trades on the OTCBB under the symbol “QLTS.”

We also may initiate corporate bond offerings to raise capital for our planned investments. There can be no assurance that the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations. At March 31, 2012, the Company had negative working capital of approximately $1,963,000, and an accumulated deficit of approximately $3,336,000. During the period (March 31, 2010 (inception)) through December 31, 2011, the Company raised approximately $805,000 in cash from the issuance of common stock and approximately $1,551,000 in proceeds from the issuance of short-term notes. These funds were primarily used in ongoing operations, to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2012, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been material.

Recently Issued Accounting Standards

We review new accounting standards as they are issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion at this time. We expect that none of the new standards will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for a list of financial statements filed as part of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2012.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, the Principal Executive Officer and Principal Financial Officer believe that the financial statements and other information contained in this Annual Report on Form 10-K present fairly, in all material respects, our business, financial condition and results of operations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will always prevent errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In connection with the audit of our annual 2012 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

We are working to do to bring our disclosure controls and procedures up to appropriate public company disclosure and reporting standards. Due to the development stage of the Company, we have been unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this Annual Report on Form 10-K. Nevertheless, we have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, dedicating the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formal IT disaster recovery plan.

Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a material weakness as of the Evaluation Date, under standards established by the Public Company Accounting Oversight Board. As previously stated, the material weakness relates to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions and our lack of sophisticated financial reporting systems.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2012 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information for each director and executive officer of the Company.

Name	Age	Position

Marckensie Theresias	36	Director and Chairman of the Board

Gary A. Rosenberg	71	Director, President and Chief Executive Officer

Robert H. Brennan	51	Director

Robert H. Daskal	70	Director

Steven Greenberg	45	Director

Daniel Kurzweil	44	Director

Brian Ulione	57	Director

Marckensie Theresias has served as Chairman of the Board, President and Chief Financial Officer of the Company since April 2010. Mr. Theresias will continue as Chairman of Q Lotus after May 10, 2012. He has been President and Chief Executive Officer of Q Lotus Private Equity, Inc. from 2005 to the present time. From November 2008 until March 2010 he was the Vice President of Quantum Partners, a private equity firm. From February 2004 until June 2008, he was President of Marxx-Phoenix Developers, a successful residential real estate developer in Miami, FL. Mr. Theresias currently serves on the board of Eagles of Hope and was a director of Rapid Fitness, Inc. from August 7, 2008 to November 7, 2008. He obtained his degree in Computer Engineering from Florida International University in 1998.

Gary A. Rosenberg has served as Chief Executive Officer and a Director of the Company since January 28, 2011.  He was also named President of Q Lotus on May 10, 2012. Mr. Rosenberg is currently President and Chief Executive Officer of Urban R2 Development Company LLC, a position he has held since January 2005.  Mr. Rosenberg also served as a Director and Chairman of the Audit Committee of National Holdings Corporation (NHLD.OB) from 2000 to July 2008.  In February 2004, Mr. Rosenberg filed for bankruptcy protection under Chapter 7 in the U.S. Bankruptcy Court for the Northern District of Illinois.  Mr. Rosenberg also created the real estate program at The Kellogg Graduate School of Management at Northwestern University, founded and chaired its Real Estate Research Center, and currently sits on its Board. Mr. Rosenberg received his BS and MBA from Northwestern University and his JD from the University of Wisconsin.

Robert H. Brennan has served as a Director of the Company since January 3, 2011. Mr. Brennan has been a senior investment advisor with CB Richard Ellis Group, Inc. since 1987.  Mr. Brennan has over 25 years of experience in commercial real estate specializing in the placement of sale-leaseback equity investment offerings as well as single-tenant net leased properties throughout North America.  In 2001, he co-founded the National Sale Leaseback Group of CBRE.  Mr. Brennan has completed investment transactions totaling over $4 billion in gross consideration during his career.  Mr. Brennan also serves as an independent director and Chairman of the audit committee for Oromin Explorations – a publicly traded mineral exploration company based in Vancouver, British Columbia that trades on the Toronto Stock Exchange under the symbol "OLE" and on the OTCBB under the symbol “OLEPF”. Mr. Brennan earned his BBA from Loyola University in 1983.

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

Steven Greenberg has served as a Director of the Company since January 3, 2011. Mr. Greenberg is a member of the Chicago Mercantile Exchange and the Minneapolis Grain Exchange.  Mr. Greenberg was a founder, Chairman, President and CEO of Alaron Trading Corporation, a Chicago based global futures and options brokerage, where he has gained significant experience in a highly regulated industry, including financial reporting, employee relations and corporate governance. Mr. Greenberg has been associated with Alaron Trading since 1989.  He is the author of Single Stock Futures and supports a number of civic initiatives including The Gastro-Intestinal Research Foundation of the University of Chicago and Boston University. Mr. Greenberg earned his BA from Boston University in 1989 and MBA from the University of Chicago in 2006.

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

Involvement in Certain Legal Proceedings

Other than Mr. Greenberg (as described above), none of the proposed directors has, during the past ten years:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our common stock, failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, other than, Milka Fixler, our former sole director and executive officer, who failed to file any Form 3 or 4 with the SEC for our predecessor company, Mr. Theresias, who filed a Form 3 and Form 4 late and Mr. Rosenberg, who failed to timely file his Form 3.

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

Board Meetings and Annual Meeting

In the fiscal year ended March 31, 2012, our Board of Directors met 11 times and we did not hold an annual meeting of stockholders in 2011. All directors have made at least 75% of the meetings of directors held during the period for which such directors served as directors. Directors will be encouraged to attend annual meetings of shareholders if scheduled, but we do not anticipate having a formal policy requiring them to do so.

Committees of the Board of Directors

We presently do not have a compensation committee or nominating committee, or committees performing similar functions, since our management had believed that, until this point, that considering the early stage of our management and business development, it has been premature to form a compensation or nominating committee. In May 2011, we formed an audit committee consisting of three independent directors, Steven Greenberg, as Chairman and a member, and Robert H. Brennan and Brian Ulione, as members. We anticipate that our Board of Directors will form a compensation and nominating committee in the near future. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, decisions in the above areas will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when reviewing potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

We do not have a charter governing the nominating process. The members of our Board of Directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, evidence of a global business and social perspective, a concern for the long-term interests of the stockholders, a commitment to diversity, personal integrity and good judgment. Accordingly, we seek to attract and retain highly qualified directors.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate's name in nomination, however, such stockholder must do so in accordance with the provisions of the Company's Bylaws. As noted above, the Board of Directors does not currently have a defined policy for consideration of candidates for the Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Gary A. Rosenberg currently serves as the Company’s President, Chief Executive Officer and a director, and Marckensie Theresias currently serves as the Company’s Chairman and a director. At present, we have determined this leadership structure is appropriate for the Company due to our small size and limited operations and resources. As a result, no policy has been adopted that requires the combination or separation of leadership roles and our governing documents do not mandate a particular leadership structure. This has allowed our Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

Board Compensation

On September 28, 2011 the Board of Directors agreed to accrue compensation for independent Board Members in the amount of $13,500 each and to accrue at the end of each subsequent quarter $4,500 each, to be paid when cash is available. It was also resolved on February 27, 2012 to issue 25,000 shares of stock to independent directors and 250,000 shares of stock to Dan Kurzweil. All travel and lodging expenses of the Board of Directors and Members associated with corporate matters are reimbursed by us, if and when incurred.

Legal Proceedings

Our management knows of no material existing or pending legal proceeding, litigation or claim against us, nor are we involved as a plaintiff in any material existing legal proceeding or pending legal proceeding, litigation or claim. To our knowledge, none of our directors, officers or affiliates, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder, is a party adverse to us or has a material interest adverse to us in reference to a material existing or pending legal proceeding, litigation or claim.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our Board of Directors by writing to: 520 North Kingsbury Street, Suite 1810, Chicago, IL 60654, Attention: Board of Directors.

Item 11. EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes all compensation earned by or paid to our current Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) during the fiscal years ended March 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Marckensie Theresias,	2011	$10,000	0	0	0	0	0	$33,000	$43,000
Chairman, Board Chairman and Director	2012	$0	0	0	0	0	0	$52,260	$52,260

Gary A. Rosenberg,	2011	$0	0	0	0	0	0	0	$0
Chief Executive Officer	2012	$0	0	0	0	0	0	0	$0

We have not issued any stock options or maintained any stock option or other equity incentive plans since our formation on March 31, 2010. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in a named executive officer’s responsibilities following a change in control.

Option Grants

We do not maintain any equity incentive or stock option plan. Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.

Employment Agreements

As of this time, we do not have any employment agreements with any of our executive officers.

Outstanding Equity Awards

None.

Bonuses and Deferred Compensation

The Company does not have any bonus, deferred compensation or retirement plan. Decisions regarding compensation will be determined by our compensation committee once it is established. Our compensation committee will consist of our three independent directors effective until the expiration of the ten day period following the mailing of the Schedule 14f-1 to the Company’s shareholders.

Compensation of Directors

On September 28, 2011, the board agreed to accrue compensation for independent Board Members in the amount of $13,500 each and to accrue at the end of each subsequent quarter $4,500 each, to be paid when cash is available. It was resolved on February 27, 2012 to issue 25,000 shares of stock the independent directors and 250,000 shares to Dan Kurzweil.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee. All compensation matters are approved by the full Board.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The holders of the Company’s Common Stock are entitled to one vote per share of Common Stock held on all matters submitted to a vote of stockholders and have equal rights to receive dividends, when and if declared by our Board of Directors, out of funds legally available for such purpose. In the event of liquidation, holders of the Company’s Common Stock are entitled to share ratably in the net assets of the Company available for distribution to stockholders. The table below sets forth the number and percentage of shares of our Common Stock owned as of June 8, 2012, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our officers and directors, and (iii) our officers and directors as a group. As of June 8, 2012, there were 56,583,585 shares of our Common Stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Title of Class	Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership(2)		Percent of Class(2)

Common Stock	Marckensie Theresias 475 Brickell Avenue Miami, FL 33131	7,170,000	(3)	12.7%

Common Stock	Gary A. Rosenberg 520 North Kingsbury Street Suite 1810 Chicago, IL 60654	9,000,000	(4)	15.9%

Common Stock	All officers and directors as a group (8 persons)	16,570,000	(3)	29.3%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)	Under Rule 13d-3 of the Exchange Act, shares not outstanding but subject to options, warrants, rights, or conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights, or conversion privileges outstanding at this time.

(3)	Includes (i) 5,920,000 shares held directly and (ii) 1,250,000 shares of common stock over which Mr. Theresias has voting control pursuant to a voting agreement.

(4)	Does not include 2,450,000 shares held by Real Holdings Capital, LLC (“RHC”). Mr. Rosenberg is a beneficiary under a trust that owns RHC. Of these shares, 1,250,000 are subject to a voting agreement with Mr. Theresias as described above. Mr. Rosenberg disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

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

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations to Real Holdings Capital, LLC (“RHC”). The Company’s President and Chief Executive Officer, Mr. Rosenberg, is a beneficiary under a trust that owns RHC. These shares are subject to a voting agreement with Mr. Theresias.

The Company conducted its operations from office space in Chicago, Illinois, that was leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by Mr. Rosenberg, the Company's President and Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company.  Effective March 1, 2012 the Company’s offices were moved in Chicago to space leased personally by Mr. Rosenberg who will be reimbursed for 100% of the operating expenses. For the fiscal years ended March 31, 2012 and 2011, the Company's share of these expenses totaled approximately $307,000 and $16,000, respectively.

The Company made advances totaling $45,250 to Lexington Hills, Inc. as an investment.  The Company’s Chairman is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company had the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. In the quarter ended December 31, 2011, Lexington Hills effectively ceased operations, and the full amount of the Company’s investment was impaired and charged to expense.

There are no family relationships between any of our current directors or executive officers of the Company.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship or proposed transaction, arrangement or relationship (or any series of similar or proposed transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our Audit Committee (or, where approval by our Audit Committee would be inappropriate, to another independent body of our Board of Directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

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

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system that has a requirement that directors be independent. However, we believe that a strong presence of independent, non-employee directors is beneficial to our Company. Currently, Robert H. Daskal, Daniel Kurzweil, Steven Greenberg, Brian Ulione and Robert H. Brennan are independent directors. We evaluate independence by the standards for director independence established by the Marketplace Rules of The Nasdaq Stock Market.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $200,000 or five percent of the provider’s or recipient’s consolidated gross revenues for that year, as applicable.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees for professional services rendered was $129,000 and $90,500 for the Company’s annual financial statements for the fiscal years ended March 31, 2012 and 2011, respectively, which services include the cost of the quarterly review of the condensed financial statements for the fiscal years ended March 31, 2012 and 2011.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such services provided in fiscal years 2012 and 2011.

Tax Fees. Tax fees billed include fees for tax compliance, tax advice or tax planning. The aggregate fees for these services rendered were $4,500 in fiscal year 2012. There were no such services provided in fiscal year 2011.

All Other Fees. “All other fees” consists of fees for products and services other than those products and services reported above. There were no other products and services provided in fiscal years 2012 and 2011.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following financial statements are included in Part II, Item 8:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Statements of Financial Condition, March 31, 2012 and March 31, 2011

Statements of Operations for the Years ended March 31, 2012 and March 31, 2011

Statement of Changes in Stockholders' Equity for the Years ended March 31, 2012 and March 31, 2011

Statements of Cash Flows for the Years ended March 31, 2012 and March 31, 2011

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

Q LOTUS HOLDINGS, INC.
(Registrant)

Date: June 29, 2012	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg
President, Chief Executive Officer and Principal Executive Officer

Date: June 29, 2012	By:	/s/ Jorge Gonzalez
Jorge Gonzalez
Chief Financial Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2012	By:	/s/ Marckensie Theresias
Marckensie Theresias
Chairman of the Board and Director

Date: June 29, 2012	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg
President, Chief Executive Officer and Director

Date: June 29, 2012	By:	/s/ Robert H. Brennan
Robert H. Brennan
Director

Date: June 29, 2012	By:	/s/ Robert H. Daskal
Robert H. Daskal Director

Date: June 29, 2012	By:	/s/ Steven Greenberg
Steven Greenberg Director

Date: June 29, 2012	By:	/s/ Daniel Kurzweil
Daniel Kurzweil Director

Date: June 29, 2012	By:	/s/ Brian Ulione
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

3.4         Form of 11% Promissory Note with Southshore Real Estate Development, LLC, dated February 23, 2011 (the “Southshore Note”) previously filed as Exhibit 3.4 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

3.5         Warrant, dated February 23, 2011, previously filed as Exhibit 3.5 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

3.6         Warrant, dated May 20, 2011, previously filed as Exhibit 3.6 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

3.7         Warrant, dated May 20, 2011, previously filed as Exhibit 3.7 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

3.8         Warrant, dated June 17, 2011, previously filed as Exhibit 3.8 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

3.9         Warrant, dated July 21, 2011, previously filed as Exhibit 3.9 to the Company’s Form 10-Q filed August 18, 2011 and hereby incorporated by reference.

3.10       Warrant, dated March 16, 2012, previously filed as Exhibit to the Company’s Form 8-K filed June 11, 2012 and hereby incorporated by reference.

3.11       Warrant, dated March 16, 2012, previously filed as Exhibit to the Company’s Form 8-K filed June 11, 2012 and hereby incorporated by reference.

9.1         Voting Trust Agreement, dated August 24, 2010, by and between Real Holdings Capital, LLC and Markensie Theresias, previously filed as Exhibit 9.1 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

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

10.8         Amendment No. 1 to Southshore Note, dated April 25, 2011, previously filed as Exhibit 10.8 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

10.9         Amendment No. 2 to Southshore Note, dated May 20, 2011, previously filed as Exhibit 10.9 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

10.10        Amendment No. 3 to Southshore Note, dated June 17, 2011, previously filed as Exhibit 10.10 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

10.11        Amendment No. 4 to Southshore Note, dated June 27, 2011, previously filed as Exhibit 10.11 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

10.12        Amendment No. 5 to Southshore Note, dated July 18, 2011, previously filed as Exhibit 10.12 to the Company’s Form 10-Q filed August 18, 2011 and hereby incorporated by reference.

10.13 Securities Purchase Agreement, dated August 3, 2011, between the Registrant and Asher Enterprises, Inc. previously filed as Exhibit 10.13 to the Company’s 8-K filed August 17, 2011 and hereby incorporated by reference.

10.14 Convertible Promissory Note dated August 3, 2011, previously filed as Exhibit 10.14 to the Company’s 8-K filed August 17, 2011 and hereby incorporated by reference.

10.15 Amendment No. 6 to Promissory Note, dated August 24, 2011, between the Registrant and Southshore Real Estate Development, LLC, previously filed as Exhibit 10.15 to the Company’s 8-K filed August 26, 2011 and hereby incorporated by reference.

10.16 Amendment No. 7 to Promissory Note, dated September 6, 2011, between the Registrant and Southshore Real Estate Development, LLC, previously filed as Exhibit 10.16 to the Company’s 8-K filed September 7, 2011 and hereby incorporated by reference.

10.17 Promissory Note, dated September 12, 2011, between the Registrant and Timothy Bellcourt, previously filed as Exhibit to the Company’s 8-K filed September 14, 2011 and hereby incorporated by reference.

10.18 Promissory Note, dated September 12, 2011, between the Registrant and Matloob Husain, previously filed as Exhibit to the Company’s 8-K filed September 14, 2011 and hereby incorporated by reference.

10.19 Promissory Note, dated September 8, 2011, between the Registrant and Estefania Urso, previously filed as Exhibit to the Company’s 8-K filed September 14, 2011 and hereby incorporated by reference.

10.20 Amendment No. 8 to Promissory Note, dated September 22, 2011, between the Registrant and Southshore Real Estate Development, LLC, previously filed as Exhibit 10.17 to the Company’s 8-K filed September 27, 2011 and hereby incorporated by reference.

10.21 Employment Agreement, dated September 28, 2011, by and between the Company and Daniel Kurzwiel, previously filed as Exhibit 10.18 to the Company’s 8-K filed October 5, 2011 and hereby incorporated by reference.

10.22 Amendment No. 9 to Promissory Note, dated November 2, 2011, between the Registrant and Southshore Real Estate Development, LLC, previously filed as Exhibit 10.18 to the Company’s 8-K filed November 4, 2011 and hereby incorporated by reference.

10.23 Promissory Note, dated December 1, 2011, between the Registrant and Frank Powers, previously filed as Exhibit 10.20 to the Company’s 8-K filed January 11, 2012 and hereby incorporated by reference.

10.24 Amendment to Promissory Note, dated December 1, 2011, between the Registrant and Frank Powers, previously filed as Exhibit 10.20 to the Company’s 8-K filed January 11, 2012 and hereby incorporated by reference.

10.25 Amendment to Convertible Promissory Note, dated August 3, 2011, between the Registrant and Asher Enterprises Inc., a Delaware corporation, previously filed as Exhibit 10.21 to the Company’s 8-K filed January 24, 2012 and hereby incorporated by reference.

10.26 Promissory Note, dated January 18, 2012, between the Registrant and Southshore Real Estate Development, LLC, previously filed as Exhibit 10.22 to the Company’s 8-K filed January 24, 2012 and hereby incorporated by reference.

10.27 Securities Purchase Agreement dated January 5, 2012 between the Registrant and Asher Enterprises, Inc., previously filed as Exhibit 10.23 to the Company’s 8-K filed January 26, 2012 and hereby incorporated by reference.

10.28 Convertible Promissory Note dated January 5, 2012 between the Registrant and Asher Enterprises, Inc., previously filed as Exhibit 10.24 to the Company’s 8-K filed January 26, 2012 and hereby incorporated by reference.

10.29 Amendment to Promissory Note, dated January 18, 2012, between the Q Lotus and Estefania Urso, previously filed as Exhibit 10.25 to the Company’s 8-K filed January 30, 2012 and hereby incorporated by reference.

10.30 Second Amendment to Promissory Note, dated January 25, 2012, between the Q Lotus Holdings, Inc. and Frank Powers, previously filed as Exhibit 10.26 to the Company’s 8-K filed January 30, 2012 and hereby incorporated by reference.

10.31 Asset Purchase Agreement, dated January 26, 2012, between MW Business Credit, LLC f/k/a Midwest Business Credit, LLC, a Nevada limited liability company, and Midwest Business Credit, Inc., a Delaware corporation, a wholly owned subsidiary of Q Lotus Holdings, Inc., previously filed as Exhibit 10.27 to the Company’s 8-K filed February 7, 2012 and hereby incorporated by reference.

10.32 Third Amendment to Promissory Note, dated March 9, 2012, between the Q Lotus Holdings, Inc. and Frank Powers, previously filed as Exhibit 10.28 to the Company’s 8-K filed March 20, 2012 and hereby incorporated by reference.

10.33 Amendment to Promissory Note, dated September 12, 2011, between the Q Lotus Holdings, Inc. and Matloob Husain, previously filed as Exhibit 10.29 to the Company’s 8-K filed April 12, 2012 and hereby incorporated by reference.

10.34 Amendment to Promissory Note, dated September 12, 2011, between the Q Lotus Holdings, Inc. and Timothy Bellcourt, previously filed as Exhibit 10.30 to the Company’s 8-K filed April 12, 2012 and hereby incorporated by reference.

10.35 Fourth Amendment to Promissory Note, dated April 11, 2012, between the Q Lotus Holdings, Inc. and Frank Powers, previously filed as Exhibit 10.31 to the Company’s 8-K filed April 13, 2012 and hereby incorporated by reference.

10.36 Amendment to Promissory Note, dated April 10, 2012, between the Q Lotus Holdings, Inc. and Southshore Real Estate Development, LLC, previously filed as Exhibit 10.32 to the Company’s 8-K filed April 13, 2012 and hereby incorporated by reference.

10.37 Agreement, dated April 5, 2012, between the Q Lotus Holdings, Inc. and Centarus Business Consultants Ltd. regarding the evaluation of the mineral potential of the mining claims held by Q Lotus, previously filed as Exhibit 10.33 to the Company’s 8-K filed April 17, 2012 and hereby incorporated by reference.

10.38 Amendment to Promissory Note, dated April 17, 2012, between the Q Lotus and Estefania Urso, previously filed as Exhibit 10.34 to the Company’s 8-K filed April 20, 2012 and hereby incorporated by reference.

10.39 Agreement dated March 23, 2012 between the Q Lotus Holdings Inc. and Capital Business West LLC whereby Capital Business West will act as financial advisor to Q Lotus regarding Q Lotus’ capital raising activities, previously filed as Exhibit 10.35 to the Company’s 8-K filed April 26, 2012 and hereby incorporated by reference.

10.40 Amendment to Convertible Promissory Note, dated May 1, 2012, between the Registrant and Asher Enterprises Inc., a Delaware corporation, previously filed as Exhibit 10.36 to the Company’s 8-K filed May 7, 2012 and hereby incorporated by reference.

10.41 Promissory Note, dated May 2, 2012, between the Registrant and Corie Marie Leasing, LLC, previously filed as Exhibit to the Company’s 8-K filed May 7, 2012 and hereby incorporated by reference.

10.42 Amendment to Convertible Promissory Note, dated May 1, 2012, between the Registrant and Asher Enterprises Inc., a Delaware corporation, previously filed as Exhibit 10.38 to the Company’s 8-K filed May 9, 2012 and hereby incorporated by reference.

10.43 Securities Purchase Agreement, dated May 2, 2012, between the Company and Asher Enterprises, Inc., previously filed as Exhibit 10.39 to the Company’s 8-K filed May 21, 2012 and hereby incorporated by reference.

10.44 Convertible Promissory Note dated May 2, 2012, previously filed as Exhibit 10.40 to the Company’s 8-K filed May 21, 2012 and hereby incorporated by reference.

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

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Q Lotus Holdings, Inc. (the “Company”) (a development stage company) as of March 31, 2012 and March 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from formation of the Company on March 31, 2010 to March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q Lotus Holdings, Inc., as of March 31, 2012 and March 31, 2011, and the consolidated results of its operations and its cash flows for the years then ended and for the period from formation of the Company on March 31, 2010 to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

New York, NY

June 29, 2012

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31	March 31,
	2012	2011
Assets
Current Assets
Cash	$14	$30,829
Prepaid expenses	2,500	25,814

Total Current Assets	2,514	56,643

Property and Equipment, Net	35,751	46,044

Non-Current Assets
Investment	-	45,000

Total Non-Current Assets	-	45,000

Total Assets	$38,265	$147,687

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$269,454	$101,856
Accrued interest	20,673	2,261
Demand note payable	6,000	-
Notes Payable - related parties	194,375	162,500
Convertible note payable	75,500	-
Notes Payable	1,399,607	200,000

Total Current Liabilities	1,965,609	466,617

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 400,000,000 shares authorized,
56,349,057 and 53,727,994 shares issued and outstanding at
March 31, 2012 and March 31, 2011, respectively	5,635	5,373
Additional paid-in-capital	1,540,325	1,181,208
Deferred Compensation	(137,500)	(137,500)
Deficit accumulated during development stage	(3,335,804)	(1,368,011)

Total Stockholders' (Deficit) Equity	(1,927,344)	(318,930)

Total Liabilities and Stockholders' (Deficit) Equity	$38,265	$147,687

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Fiscal	For the Fiscal	March 31, 2010
	Year Ended	Year Ended	(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$—	$—	$—

Operating Expenses	(1,594,467)	(1,347,927)	(2,943,586)

Other Income/(Expense)
Impairment of Investment	(45,250)	—	(45,250)
Interest (expense) income	(328,077)	(18,892)	(346,969)

Total Other Income/(Expense)	(373,327)	(18,892)	(392,219)

Net Loss	$(1,967,793)	$(1,366,819)	$(3,335,804)

Net Loss per Common Share:
Basic and diluted	$(0.04)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	53,927,134	48,472,214

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

						Total
						Stockholders'
	Common Stock		Additional	Accumulated	Deferred	(Deficit)
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2010 (Date of Inception)	30,000,000	$3,000	$801,882	$(1,192)	$-	$803,690

Shares of Extreme Home Staging Inc, par value $.0001, adjusted for 3 for 1 split	22,019,994	2,202	(2,202)	-	-	-

Shares issued for services	1,250,000	125	49,875	-	-	50,000

Shares issued for services	300,000	30	149,970	-	-	150,000

Shares issued for services	8,000	1	15,039	-	-	15,040

Warrants issued	-	-	16,659	-	-	16,659

Shares issued for services	150,000	15	149,985	-	(150,000)	-

Amortization of compensation for services	-	-	-	-	12,500	12,500

Net loss	-	-	-	(1,366,819)	-	(1,366,819)

Balances - March 31, 2011	53,727,994	5,373	1,181,208	(1,368,011)	(137,500)	(318,930)

Warrants cancelled	-	-	(16,659)	-	-	(16,659)

Warrants issued	-	-	10,038	-	-	10,038

Amortization of compensation for services	-	-	-	-	137,500	137,500

Shares issued as fee payment	84,246	8	9,992	-	-	10,000

Shares issued for interest	350,000	35	34,965	-	-	35,000

Shares issued for services	500,000	50	164,950	-	(165,000)	-

Shares issued to directors and consultants	850,000	85	118,915	-	-	119,000

Amortization of compensation for services	-	0	-	-	27,500	27,500

Shares issued as conversion of loan principal	836,817	84	36,916	-	-	37,000

Net loss	-	-	-	(1,967,793)	-	(1,967,793)

Balances - March 31, 2012	56,349,057	$5,635	$1,540,325	$(3,335,804)	$(137,500)	$(1,927,344)

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Fiscal	For the Fiscal	March 31, 2010
	Year Ended	Year Ended	(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Cash Flows from Operating Activities
Net Loss	$(1,967,793)	$(1,366,819)	$(3,335,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,293	10,068	20,361
Amortization of deferred compensation	165,000	12,500	177,500
Loss on disposal of assets	—	21,915	21,915
Fair value of warrants	(6,621)	16,659	10,038
Accretion of debt discount	222,500	—	222,500
Stock based compensation	129,000	215,040	344,040
Investment impairment	45,250	—	45,250
Changes in operating assets and liabilities
Prepaid expenses	23,314	(25,814)	(2,500)
Accounts payable and accrued expenses	167,598	100,665	269,455
Accrued interest	18,412	2,261	20,673

Net Cash Used in Operating Activities	(1,193,047)	(1,013,525)	(2,206,572)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(78,028)	(78,028)
Investment	(250)	(45,000)	(45,250)

Cash Used in Investing Activities	(250)	(123,028)	(123,278)

Cash Flows from Financing Activities
Proceeds from demand note payable	6,000	—	6,000
Proceeds from convertible note	112,500	—	112,500
Proceeds from notes payable - related parties	52,500	167,500	220,000
Repayment of notes payable - related parties	(20,625)	(5,000)	(25,625)
Proceeds from short term notes payable	1,012,107	200,000	1,212,107
Proceeds from the issuance of common stock	—	—	804,882

Cash Provided by Financing Activities	1,162,482	362,500	2,329,864

Net (Decrease) Increase in Cash and Cash Equivalents	(30,815)	(774,053)	14

Cash and Cash Equivalents - Beginning	30,829	804,882	—

Cash and Cash Equivalents - Ending	$14	$30,829	$14

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$55,680	—	$55,680
Cash paid for taxes	—	—	—
Supplemental Disclosure of Non-Cash Information
Conversion of promissory note to stock	$37,000	—	$37,000

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a financial services company for its operating subsidiaries. As of March 31, 2012, the close of its most recently completed fiscal year end, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. Currently, our business consists solely of holding mineral rights in a portfolio of minerals and our activities to date have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

The Company was originally incorporated as Extreme Home Staging, Inc. in 2006. The primary revenue-generating activity of this business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace. On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, Marckensie Theresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”). The 30,000,000 shares issued to Marckensie Theresias constituted 57.6% of our issued and outstanding capital stock on a fully diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, QLI became a wholly owned subsidiary of Extreme Home Staging, Inc.

On July 16, 2010, Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc.

On July 16, 2010, the Company also executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this Form 10-K to reflect this stock split.

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances made by the Company’s Chairman and other advances from unaffiliated third parties.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At March 31, 2012, the Company had negative working capital of approximately $1,963,000 and an accumulated deficit of approximately $3,336,000. Since its formation on March 31, 2010 through March 31, 2012, the Company raised approximately $805,000 in cash from the issuance of common stock and approximately $1,551,000 in proceeds from the issuance of short-term notes. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2012, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and exploration of possible acquisitions and investments.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries QLI and MBC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets, (ii) liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Advertising Expenses

Advertising and marketing costs are expenses as incurred. Advertising expenses for the fiscal years ended March 31, 2012 and 2011 were approximately $30,000 and $369,000, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments be recorded at their fair value on the date of grant, using the Black-Scholes Option Valuation Model method for stock options and the quoted price of its common stock for unrestricted shares and are amortized over the vesting period of the award. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of a grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

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

The Company adopted the provisions of ASC 740, “Income Taxes” on March 31, 2010, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provision of ASC 740, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated retained earnings. The Company has filed its initial Federal and state income tax returns for the year ended March 31, 2011. The Company has no material uncertain tax positions that would require recognition in the financial statements at this time.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies all of its common stock purchase warrants and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the year ended March 31, 2012 excludes potentially dilutive securities, including warrants of 4,507,000 and convertible securities of 200,000, because their inclusion would be anti-dilutive. The computation of loss per share for the year ended March 31, 2011 excludes potentially dilutive securities, including warrants of 150,000 because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

We reviewed new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion at this time. We expect that none of the new standards will have a significant impact on our consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2012	March 31, 2011
Computers and office equipment	$29,944	$29,944
Computer equipment	21,520	21,520
	51,464	51,464

Less: Accumulated depreciation	(15,713)	(5,420)

Property and equipment, net	$35,751	$46,044

Depreciation expense was $10,293, $10,068 and $20,361 for the years ended March 31, 2012 and 2011 and for the period from March 30, 2010 (inception) to March 31, 2012, respectively.

Note 4 – Investments

The Company made advances totaling $45,250 to Lexington Hills, Inc. as an investment.  The Company’s Chairman is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company has the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. In the quarter ended December 31, 2011, Lexington Hills effectively ceased operations, and the full amount of the Company’s investment was impaired and charged to expense.

Note 5 – Deposits

In the quarter ended September 30, 2011, the Company made two deposits totaling $350,000 as collateral for a proposed loan to be provided by a third party. In the quarter ended December 31, 2011, $250,000 of these deposits were refunded to the Company, and the Company made a third deposit in the amount of $150,000 relating to an additional proposed financing transaction. Finally, in the quarter ended December 31, 2011, the Company made a $30,000 deposit with a marketing consultant for services that were not performed in accordance with the contract. At year ended March 31, 2012, it was determined that the deposits were substantially uncollectible and were expensed.

Note 6 – Debt

Demand Note Payable

In April 2011, the Company received an advance of $6,000 from an unaffiliated third party that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

Notes Payable – Related Parties

In July 2010 the Company received an advance totaling $22,500 from a minority shareholder of the Company that was used to pay operating expenses.  In October 2010, the Company entered into a loan agreement with this shareholder for advances totaling $150,000, only $140,000 of which was funded to the Company, and used to pay operating expenses.  Both the advance and the note are non-interest bearing and payable on demand.

In May 2011 the Company received an advance of $7,500 from a minority shareholder of the Company that was used to pay operating expenses. The note is non-interest bearing and payable on demand. In August 2011 the Company received advances of $5,000 and $15,000 from this shareholder that were used to pay operating expenses. These advances are non-interest bearing and payable on demand. Payments were made of $5,000 on August 12, 2011, $5,625 on September 12, 2011 and $10,000 on December 5, 2011, resulting in a balance due of $6,875 as of March 31, 2012.

In March 2012, the Company received an advance of $25,000 from an officer of the Company that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

Notes Payable

Notes payable consist of the following:

	March 31, 2012	March 31, 2011
Southshore	$582,107	$200,000

Bellcourt	250,000	—

Husain	187,500	—

Urso	150,000	—

Powers	230,000	—

Total notes payable	$1,399,607	$200,000

Southshore Note

In February 2011, the Company issued a $200,000 promissory note to Southshore Real Estate Development, LLC (“Southshore”), an unaffiliated third party. These funds were used to pay operating expenses. In May 2011, the Company and Southshore entered into a note amendment at maturity whereby the $200,000 promissory note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011. In June 2011, the promissory note was further amended to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011. In the quarter ended September 30, 2011, the promissory note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011. In January 2012, this promissory note was retired, and a new promissory note in the amount of $582,107, that includes accrued interest, was issued with a maturity date of May 31, 2012, that has been extended to July 31, 2012. A portion of these funds was used to make a deposit relating to a proposed financing transaction (See Note 6.) and a portion of these funds were used to pay operating expenses. This note bears interest at the rate of 11% per annum.

Bellcourt Note

On September 12, 2011, the Company issued a note to Timothy Bellcourt, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Bellcourt $250,000. In the event that a transaction contemplated by the Company is not consummated within 60 days, Mr. Bellcourt may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the Note. The maturity date of the note was extended to May 31, 2012, and further extended to July 31, 2012.

As of March 31, 2012, accretion to the note was $125,000 and is recorded as a charge to interest expense. At March 31, 2012, the principal balance as recorded was $250,000.

Husain Note

On September 12, 2011, the Company issued a note to Matloob Husain, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Husain $187,500. In the event that a transaction contemplated by the Company is not consummated within 60 days, Mr. Husain may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the note. The maturity date of the note was extended to May 31, 2012, and further extended to July 31, 2012. As of March 31, 2012 accretion to the note was $62,500 and was recorded as a charge to interest expense. As of March 31, 2012, the principal balance as recorded was $187,500.

Urso Note

On September 12, 2011, the Company issued a note to Estefania Urso, in the principal amount of $150,000 that matured on January 10, 2012 and was extended to June 30, 2012. Upon maturity, the Company will pay Ms. Urso $150,000. In the event that transaction contemplated by the Company is not consummated and escrowed funds are not returned to the Company, then the Company will be obligated to repay the principal amount of the loan, plus interest ($180,000 in the aggregate) to Ms. Urso in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the note. At March 31, 2012, accretion to the note was $30,000 and is recorded as a charge to interest expense. On March 14, 2012, the Company provided 350,000 shares of Company common stock to Ms. Urso valued at $.10 per share to compensate her for $35,000 accrued interest. At March 31, 2012, the principal balance as recorded was $150,000.

Powers Note

In December 2011, the Company entered into a $100,000 note with an unaffiliated third party. These funds were used to pay operating expenses. The note bears interest at the rate of 10% per annum, matured on May 31, 2012 and was extended to July 31, 2012. In January 2012, the principal amount of this note was increased to $130,000, and in March 2012, the principal amount of the note was further increased to $230,000.

Total interest expense on the notes payable for the twelve-month period ended March 31, 2012 was approximately $243,000.

Convertible Note Payable

On August 12, 2011, the Company entered into a financing transaction with Asher Enterprises, Inc., ("Asher") pursuant to which the Company issued a $42,500 principal amount, 8% Convertible Note (the "Note") to Asher. The Note was fully converted to common stock as of May 7, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the Note into shares of the Company's common stock beginning six months after the issuance date of the Note (“conversion date”), at a rate of 55% of the market price (no lower than $0.01) of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the Note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

The conversion price of the Notes is subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of common stock subject to the Note may be adjusted in the event of mergers, distributions, a sale of substantially all of the Company's assets, tender offers and dilutive issuances.

In connection with the financing, the Company entered into a Securities Purchase Agreement that grants Asher a limited right of first refusal in the event the Company wishes to obtain additional working capital loans that are under $150,000. During February and March 2012, Asher converted $37,000 of convertible notes into 836,817 shares of common stock of the Company at variable conversion prices as defined in the note agreement.

On January 5, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% Convertible Note (the "Note") to Asher. The Note matures on October 9, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the Note into shares of the Company's common stock beginning six months after the issuance date of the Note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the Note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

On March 20, 2012, the Company entered into an additional financing transaction with Asher pursuant to which the Company issued a $32,500 principal amount, 8% Convertible Note (the "Note") to Asher. The Note matures on December 26, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the Note into shares of the Company's common stock beginning six months after the issuance date of the Note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the Note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

Derivative Financial Instrument

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivatives and Hedging which requires issuers of financial statements to make a determination as to whether (1) an embedded conversion meets the definition of a derivative in its entirety and (2) the derivative would qualify for a scope exception to derivative accounting, which includes evaluating whether the embedded derivative would be considered indexed to the issuer’s own stock.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as separate derivatives in the event such derivatives would not be classified in stockholders’ equity if they were free standing. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other applicable US GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides for an exception to this rule if a debt host instrument is deemed to be a conventional debt instrument.

The Company evaluated the conversion option embedded in its Convertible Note issued on August 12, 2011 in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Note. Accordingly, the conversion option is not considered indexed to the Company’s own stock.

The Company computed the fair value of the derivative liability on February 13, 2012, the date the conversion option becomes active, and determined that the fair value of the conversion option was de minimus. The assumptions used in the Black-Scholes Option Valuation Model are set forth in the following table. The Company uses the Black-Scholes Option Valuation Model to value the derivative instruments on the conversion date and on subsequent valuation dates, which approximates the fair value measured using the Binomial Lattice Model.

Note 7 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of March 31, 2012, 56,349,057 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of March 31, 2012, no such shares were issued and outstanding.

Reverse Merger

On April 16, 2010, in contemplation of the reverse merger described below, the sole shareholder of QLI (now our wholly owned subsidiary), Marckensie Theresias, acquired 26,550,000 shares of our common stock for $266,620, primarily from its former CEO, Milka Fixler.

On June 11, 2010, QLI entered into and completed an Agreement and Plan of Share Exchange with the Company.

The Company had 22,019,994 common shares par value $0.0001 outstanding at the time of the merger.

The Company agreed to acquire all of the QLI common stock from the QLI stockholder in exchange for 30,000,000 newly issued shares of common stock.  As a condition of the exchange agreement, the 26,550,000 shares as referred to above were cancelled. The name of the Company was subsequently changed to Q Lotus Holdings, Inc.  After the exchange was completed, a total of 52,019,994 common shares were outstanding.

The completion of the transactions as described above was accounted for as a “reverse merger” and recapitalization since the stockholder of QLI gained control over the Company following the completion of the transactions.

Common Stock Issued

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) to Real Holdings Capital, LLC (“RHC”) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations. The Company’s President and Chief Executive Officer, Mr. Rosenberg, is a beneficiary under a trust that owns RHC. These shares are subject to a voting agreement with Mr. Theresias.

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

In March 2011, the Company issued 150,000 shares of its common stock valued at $150,000 based on the closing price of the Company’s common stock on the date of issuance in exchange for investment banking services. This amount is being amortized over the twelve-month period of the service agreement and was fully amortized in the year ended March 31, 2012.

In December 2011, the Company issued 84,246 shares of common stock with a value of $10,000, based on the average of the ten (10) day historical closing price of the Company’s common stock, in exchange for professional fees.  This amount was expensed in the quarter ended December 31, 2011.

In February and March 2012, the Company issued 836,817 shares of common stock with an aggregate value of $37,000 as partial conversion of the Asher notes payable. These amounts were recorded as stockholders equity in the quarter ended March 31, 2012.

In February 2012, the Company issued 500,000 shares of common stock with a value of $165,000, in exchange for professional fees to be amortized over six months. The stock price was based on the closing price of the Company’s common stock on the date of issuance.

In March 2012, the Company issued 25,000 shares of common stock to each of four independent Directors. The shares were valued at $3,500 to each Director based on the closing price on the date the shares were granted. The Company issued 250,000 shares each to three consultants as compensation for services. The shares were valued at $35,000 to each consultant based on the closing price on the date the shares were granted. These amounts were expensed in the quarter ended March 31, 2011.

In March 2012, the Company issued 350,000 shares valued at $35,000 on the date of issuance as payment of interest on the Urso note. This amount was recorded as stockholders equity in the quarter ended March 31, 2012.

Warrants Issued

In February 2011, the Company issued a two-year warrant to an individual affiliated with Southshore to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The fair value of the warrant was calculated using the Black-Scholes Option Valuation Model. The Company recorded a charge of $16,659 that was included in interest expense in the fiscal year ended March 31, 2011. This warrant was subsequently cancelled and reissued on May 20, 2011 at $.50 per share having a fair value of $4,368 and was charged to interest expense during the year ended March 31, 2012.

In connection with a series of amendments to the Southshore Note during the year ended March 31, 2012, the Company issued two year warrants to purchase an aggregate 357,000 shares of the Company’s common stock at an exercise price of $.05 per shares. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a charge of $5,654 that was included in interest expense in the fiscal year ended March 31, 2012.

On March 16, 2012, the Company issued a five-year warrant to a note-holder to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $1.75 per share as an added inducement for additional advances from the note-holder. On the same date, the Company also issued a five-year warrant to a related party note holder to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The fair value of these warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded an aggregate charge of $16 that was included in interest expense in the fiscal year ended March 31, 2012.

Note 8 – Related Party Transactions

The Company conducted its operations from office space in Chicago, Illinois, that was leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by Mr. Rosenberg, the Company's Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company. Effective March 1, 2012, the Company’s offices were moved in Chicago to space leased personally by Mr. Rosenberg who will be reimbursed for 100% of the operating expenses. For the fiscal years ended March 31, 2012 and 2011, the Company's share of these expenses totaled approximately $302,000 and $16,000, respectively.

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

In August 2010, the Company issued 1,250,000 shares of common stock to Real Holdings Capital, LLC (“RHC”) with an ascribed value of $50,000 in exchange for and based on the value of services that related to the formation and establishment of the Company and its business operations. The Company’s President and Chief Executive Officer, Mr. Rosenberg, is a beneficiary under a trust that owns RHC. These shares are subject to a voting agreement with Mr. Theresias.

The Company made advances totaling $45,250 to Lexington Hills, Inc. as an investment.  The Company’s Chairman is a minority shareholder of Lexington Hills.  In exchange for the investment, Lexington Hills agreed to pay the Company 60% of its net cash flow over the next five years.  The Company had the option to convert its investment in Lexington Hills into a sixty percent equity ownership interest through March 17, 2012. In the quarter ended December 31, 2011, Lexington Hills effectively ceased operations, and the full amount of the Company’s investment was impaired and charged to expense.

Note 9 - Capital Structure

On June 17, 2010, the Company filed a Schedule 14C Information Statement disclosing the following actions, to be effective on July 16, 2010, that had been approved by the shareholders of the Company:

1.	the Company’s Articles of Incorporation were amended to change the name to Q Lotus Holdings, Inc.;

2.	the authorized capital stock of the Company was increased to 500,000,000 shares, of which 400,000,000 shares will be Common Stock par value $0.0001 per share, and 100,000,000 shares will be Preferred Stock par value $.001 per share; and

3.	the outstanding common shares of the Company were split so that each outstanding share on the books of the Company was converted into three outstanding common shares.

Note 10 - Income Taxes

The Company’s deferred tax assets and liabilities consist of the effects of temporary differences attributable to the following:

	For the Years Ended March 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryover	$1,296,055	$508,000
Organization cost	19,086	20,000
Charitable donation	3,423	0
Total Deferred Tax Assets	1,318,564	528,000
Valuation Allowance	(1,259,878)	(528,000)
Deferred tax asset, Net of Valuation Allowance	$0	$-

Stock based compensation	(55,371)	0
Fixed asset depreciation	(3,315)	0
Total deferred tax liabilities	(58,686)	0
Net deferred tax asset (liabilities)	$0	$0

The income tax provision (benefit) consists of the following:

	For the Years Ended March 31,
	2012	2011
Current:
Federal	$—	$—
State and local	—	—
	—	—
Deferred:
Federal	(515,350)	465,000
State and local	(216,527)	63,000
Change in valuation allowance	781,877	(528,000)

Provision for Income Taxes	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended March 31,
	2012	2011
US Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.3)%	(5.0)%
Other permanent differences	(3.1)%	0%
Change in valuation allowance	43.4%	39.0%
Income Tax Provision (benefit)
Total	—%	—%

As of March 31, 2012 and 2011, the Company had federal net operating loss carryovers (“NOLS”) of approximately $2,972,324 and $1,444,746, respectively, and state NOLS of approximately $3,004,895 and $1,316,963, respectively, available to offset future taxable income.  These NOLS begin expiring in 2031.  The Company’s net operating loss carry-forwards reflect only those losses that have occurred since the merger.

The utilization of the net operating losses may be subject to substantial limitations due to the “change of ownership” provisions under Section 382 of the Internal Revenue Code and similar state laws, should there be a greater than 50% change of ownership as determined under the regulations.  It has been determined that there was a change of ownership with the reverse acquisition in June 2010. Since QLI was in a different line of business before the merger, none of its pre-merger NOLS will be available to offset future taxable income. The change in valuation allowance for the years ended March 31, 2012 and March 31, 2011, is $126,000 and $528,000, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets for every annual period, since it is more likely than not that all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions based upon authoritative guidance that prescribes a recognition and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (ASC 740-10). The guidance also provides direction on derecognition and classification of interest and penalties.

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the years ended March 31, 2012 and 2011.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Note 11 – Commitments and Contingencies

Facility Lease

The Company is not currently leasing any office space.

Mineral Rights

The Company holds mining rights of properties located in Utah, Arizona and Oregon.  As consideration for the mining rights, the Company entered into a Revenue Sharing Agreement that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that have been extracted and mined from each respective claim. In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.  The assets acquired provide no further support of fair values since there appears to be an absence of objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has not begun any mining operations as of March 31, 2012.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined.  Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company does not currently have the means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero. Payments to the transferors for future revenue from said minerals will be charged to expense when incurred. There were no transactions relating to these mineral rights through March 31, 2012.  In June 2011, the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements at this time.

Note 12 – SUBSEQUENT EVENTS

On April 2, 2012, the BJ Rosenberg Trust loaned $30,000 to Q Lotus. The funds were used for operations, are to be repaid on demand and the loan bears no interest.

Midwest Business Credit, LLC loaned $30,000 on April 25, 2012 and $150,000 on April 27, 2012, to Q Lotus for use in its operations. Midwest Business Credit, LLC also made available $130,000 to Midwest Business Credit Inc., a subsidiary of Q Lotus, for use in meeting its operational obligations. The Midwest Business Credit, LLC loan had a maturity date of June 21, 2012 that was extended to July 2, 2012, charges a fee of $32,000 and bears no interest.

On May 3, 2012, Corey Marie Leasing, Inc. loaned Q Lotus $150,000, $10,000 of which was used for operations and $140,000 of which is being used to purchase an interest in a Lake Zurich, Illinois construction project. This note had a maturity date of June 2, 2012 that was extended to July 31, 2012.

In May 2012, the Company entered into a financing transaction with an unaffiliated third party, pursuant to which the Company issued a $37,500 principal amount, 8% convertible note. The note matures on February 4, 2013.

On June 1, 2012, The Goldstein Family Partnership, LP loaned $400,000 to Q Lotus for use in its operations. This note bears interest at the rate of 15% per annum and matures on August 1, 2012.

