Form 10-K/A
period 2012-03-31
Q LOTUS HOLDINGS INC
filed 2012-07-10
CIK 1391142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Explanatory Note – Amendment

This 10K/A is hereby being filed to modify certain disclosures in item 9A.  No other changes to this Form 10K have been made.

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

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, the Principal Executive and Financial Officer believe that the financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2012, our internal control over financial reporting was not effective.

At this time, management has concluded that considering the personnel involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

In connection with the audit of our annual 2012 consolidated financial statements, our independent auditors also identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

We have work to do to bring our disclosure controls and procedures up to public-company standards.  We have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this Annual Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future and to upgrade our financial reporting systems.

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

Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Q LOTUS HOLDINGS, INC.
(Registrant)

Date: July 10, 2012	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg
President, Chief Executive Officer and Principal Executive Officer

Date: July 10, 2012	By:	/s/ Jorge Gonzalez
Jorge Gonzalez
Chief Financial Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 10, 2012	By:	/s/ Marckensie Theresias
Marckensie Theresias
Chairman of the Board and Director

Date: July 10, 2012	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg
President, Chief Executive Officer and Director

Date: July 10, 2012	By:	/s/ Robert H. Brennan
Robert H. Brennan
Director

Date: July 10, 2012	By:	/s/ Robert H. Daskal
Robert H. Daskal Director

Date: July 10, 2012	By:	/s/ Steven Greenberg
Steven Greenberg Director

Date: July 10, 2012	By:	/s/ Daniel Kurzweil
Daniel Kurzweil Director

Date: July 10, 2012	By:	/s/ Brian Ulione
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

