Form 10-Q
period 2012-06-30
Q LOTUS HOLDINGS INC
filed 2012-08-14
CIK 1391142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 000-52595

Q LOTUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1961383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

520 North Kingsbury Street, Suite 1810 Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 8, 2012 there were 57,189.762 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements	3

Item 1 – Unaudited Financial Statements	4-19

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20-23

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 – Controls and Procedures	24-25

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	26

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 – Defaults Upon Senior Securities	26

Item 4 – (Removed and Reserved)	26

Item 5 – Other Information	26

Item 6 – Exhibits	26

Signatures	27

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. You should keep in mind that any forward-looking statements made by us in this Form 10-Q or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A filed on July 10, 2012 for the fiscal year ended March 31, 2012, and in our periodic reports on Form 10-Q.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2012
	(unaudited)	March 31, 2012
Assets
Current Assets
Cash	$74	$14
Prepaid expenses	2,500	2,500

Total Current Assets	2,574	2,514

Property and Equipment, Net	33,178	35,751

Non-Current Assets
Due from Urban R2 - related party	96,256	-
Advances to Southshore Development	115,000	-
Advances to MBC, LLC	400,000	-

Total Non-Current Assets	611,256	-

Total Assets	$647,008	$38,265

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable	$280,196	$269,454
Accrued interest	51,683	20,673
Demand note payable	6,000	6,000
Notes payable - related party	202,500	194,375
Convertible note payable	107,500	75,500
Notes payable	2,166,607	1,399,607

Total Current Liabilities	2,814,486	1,965,609

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0001 par value; 400,000,000 shares authorized,
56,583,585 and 56,349,057 shares issued and outstanding at
June 30, 2012 and March 31, 2012, respectively	5,658	5,635
Additional paid-in-capital	1,545,802	1,540,325
Deferred Compensation	(55,000)	(137,500)
Deficit accumulated during development stage	(3,663,938)	(3,335,804)

Total Stockholders' (Deficit) Equity	(2,167,478)	(1,927,344)

Total Liabilities and Stockholders' (Deficit) Equity	$647,008	$38,265

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			For the Period from
			March 31, 2010
	-------- Three Months Ended ---------		(Inception)
	June 30, 2012	June 30, 2011	to June 30, 2012

Revenue	$--	$--	$--

Operating Expenses	(259,128)	(278,489)	(3,202,714)

Other Income/(Expense)
Impairment of Investment	--	--	(45,250)
Interest (Expense) Income	(69,006)	(13,778)	(415,974)

Total Other Income/(Expense)	(69,006)	(13,778)	(461,224)

Net Loss	$(328,134)	$(292,267)	$(3,663,938)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and diluted	55,937,955	53,727,994

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)
						Total
						Stockholders'
	Common Stock		Additional	Accumulated	Deferred	(Deficit)
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2011	53,727,994	$5,373	$1,181,208	$(1,368,011)	$(137,500)	$(318,930)

Warrants cancelled	-	-	(16,659)	-	-	(16,659)

Warrants issued	-	-	10,038	-	-	10,038

Amortization of compensation for services	-	-	-	-	137,500	137,500

Shares issued as fee payment	84,246	8	9,992	-	-	10,000

Shares issued for interest	350,000	35	34,965	-	-	35,000

Shares issued for services	500,000	50	164,950	-	(165,000)	-

Shares issued to directors and consultants	850,000	85	118,915	-	-	119,000

Amortization of compensation for services	-	-	-	-	27,500	27,500

Shares issued as conversion of loan principal	836,817	84	36,916	-	-	37,000

Net loss	-	-	-	(1,967,793)	-	(1,967,793)

Balances - March 31, 2012	56,349,057	$5,635	$1,540,325	$(3,335,804)	$(137,500)	$(1,927,344)

Amortization of compensation for services	-	-	-	-	82,500	82,500

Shares issued as conversion of loan principal	234,528	23	5,477	-	-	5,500

Net loss	-	-	-	(328,134)	-	(328,134)

Balances - June 30, 2012	56,583,585	5,658	1,545,802	(3,663,938)	(55,000)	(2,167,478)

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period from
	For the three	For the three	March 31, 2010
	Months Ended	Month Ended	(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flows from Operating Activities
Net Loss	$(328,134)	$(292,267)	$(3,663,938)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	2,573	2,573	22,934
Amortization of deferred compensation	82,500	37,500	260,000
Loss on disposal of assets	--	--	21,915
Fair value of warrants	--	--	10,038
Accretion of debt discount	37,000	(729)	259,500
Stock based compensation	5,500	--	349,540
Investment impairment	--	--	45,250
Changes in operating assets and liabilities
Prepaid expenses	--	(250)	(2,500)
Accounts payable and accrued expenses	10,742	(20,256)	280,197
Accrued interest	31,010	6,837	51,683

Net Cash Used in Operating Activities	(158,809)	(266,592)	(2,365,381)

Cash Flows from Investing Activities
Purchase of property and equipment	--	--	(78,028)
Investment	--	(250)	(45,250)
Due from Urban R2 - related party	(96,256)	--	(96,256)
Advances	(515,000)	--	(515,000)

Cash Used in Investing Activities	(611,256)	(250)	(734,534)

Cash Flows from Financing Activities
Proceeds from demand note payable	--	--	6,000
Proceeds from convertible note	32,000	--	144,500
Proceeds from notes payable - related parties	30,000	7,500	250,000
Proceeds from short term notes payable	730,000	231,000	1,942,107
Repayments to short term notes payable	(21,875)	--	(47,500)
Proceeds from the issuance of common stock	--	--	804,882

Cash Provided by Financing Activities	770,125	238,500	3,099,989

Net (Decrease) Increase in Cash and Cash Equivalents	60	(28,342)	74

Cash and Cash Equivalents - Beginning	14	30,829	--

Cash and Cash Equivalents - Ending	$74	$2,487	$74

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	--	$55,680
Cash paid for taxes	--	--	--
Supplemental Disclosure of Non-Cash Information
Conversion of promissory note to stock	$5,500	--	$42,500

 See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a financial services company for its operating subsidiaries. As of June 30, 2012, the close of its most recently completed fiscal quarter, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. Currently, our business consists solely of holding mineral rights in a portfolio of minerals and our activities to date have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

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

On July 16, 2010, Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc. On July 16, 2010, the Company also executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this Form 10-Q to reflect this stock split.

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances made by the Company’s Chairman and other advances from unaffiliated third parties.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At June 30, 2012, the Company had negative working capital of approximately $2,812,000 and an accumulated deficit of approximately $3,664,000. Since its formation on March 31, 2010 through June 30, 2012, the Company raised approximately $805,000 in cash from the issuance of common stock and approximately $2,343,000 in proceeds from the issuance of notes payable. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2012, the Company’s activities have been limited to its formation, business planning, pursuing capital and the exploration of possible acquisitions and investments.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto for the Company included in the Company’s Form 10-K/A filed on July 10, 2012 for the fiscal year ended March 31, 2012.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments be recorded at their fair value on the date of grant, using the Black-Scholes Option Valuation Model method for stock options and the quoted price of its common stock for unrestricted shares and are amortized over the vesting period of the award. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of a grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment.

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

The Company has adopted the provisions of ASC 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provision of ASC 740, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated retained earnings. The Company has filed its Federal and state income tax returns for the year ended March 31, 2011. The Company has no material uncertain tax positions that would require recognition in the financial statements at this time.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the quarter ended June 30, 2012 excludes potentially dilutive securities, including warrants of 4,507,000 and convertible securities of 1,916,000, because their inclusion would be anti-dilutive. The computation of loss per share for the quarter ended June 30, 2011 excludes potentially dilutive securities, including warrants of 360,000 because their inclusion would be anti-dilutive.

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

Mineral Rights

The Company holds mining rights of properties located in Utah, Arizona and Oregon.  As consideration for the mining rights, the Company entered into a Revenue Sharing Agreement that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that have been extracted and mined from each respective claim. In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.  The assets acquired provide no further support of fair values since there appears to be an absence of objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has not begun any mining operations as of June 30, 2012.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined.  Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company does not currently have the means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero. Payments to the transferors for future revenue from said minerals will be charged to expense when incurred. There were no transactions relating to these mineral rights through June 30, 2012.  In June 2011, the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements at this time.

Note 5 – Advances

During the quarter ended June 30, 2012, the Company made advances to Southshore Real Estate Development, LLC, in the amount of $115,000 and also advanced funds to Midwest Business Credit, LLC in the amount of $400,000. Monies advanced to Midwest Business Credit, LLC are to be converted to capital as part of the Company’s desire to acquire Midwest Business Credit, LLC. If the acquisition is ultimately not consummated within one year, Midwest Business Credit, LLC is required to repay such advances to Q Lotus upon its request.

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

In May 2011 the Company received an advance of $7,500 from a minority shareholder of the Company that was used to pay operating expenses. The note is non-interest bearing and payable on demand. In August 2011 the Company received advances of $5,000 and $15,000 from this shareholder that were used to pay operating expenses. These advances are non-interest bearing and payable on demand. Payments were made of $5,000 on August 12, 2011, $5,625 on September 12, 2011 and $10,000 on December 5, 2011, resulting in a balance of $6,875 that was paid on April 27, 2012 fully retiring the obligation.

In March 2012, the Company received an advance of $25,000 from an officer of the Company that was used to pay operating expenses. This note is non-interest bearing and payable on demand. In April 2012, the Company received an additional advance of $30,000 and repaid $15,000 resulting in a balance due of $40,000 as of June 30, 2012.

Notes Payable

Notes payable consist of the following:

	June 30, 2012	March 31, 2012
Southshore	$582,107	$582,107

Bellcourt	250,000	250,000

Husain	192,500	187,500

Urso	150,000	150,000

Powers	230,000	230,000

MBC, LLC	212,000	—

Corey Marie	150,000	—

Goldstein, LP	400,000	—

Total notes payable	$2,166,607	$1,399,607

Southshore Note

In February 2011, the Company issued a $200,000 promissory note to Southshore Real Estate Development, LLC (“Southshore”), an unaffiliated third party. These funds were used to pay operating expenses. In May 2011, the Company and Southshore entered into a note amendment at maturity whereby the $200,000 promissory note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011. In June 2011, the promissory note was further amended to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011. In the quarter ended September 30, 2011, the promissory note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011. In January 2012, this promissory note was retired, and a new promissory note in the amount of $582,107, that includes accrued interest, was issued with a maturity date of May 31, 2012, that has been extended to August 31, 2012. A portion of these funds was used to make a deposit relating to a proposed financing transaction and a portion of these funds were used to pay operating expenses. This note bears interest at the rate of 11% per annum.

Bellcourt Note

On September 12, 2011, the Company issued a note to Timothy Bellcourt, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Bellcourt $250,000. In the event that a transaction contemplated by the Company is not consummated within 60 days, Mr. Bellcourt may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the Note. The maturity date of the note was extended to May 31, 2012, and further extended to August 31, 2012. As of June 30, 2012, accretion to the note was $125,000 and is recorded as a charge to interest expense. At June 30, 2012, the principal balance as recorded was $250,000.

Husain Note

On September 12, 2011, the Company issued a note to Matloob Husain, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Husain $187,500. In the event that a transaction contemplated by the Company is not consummated within 60 days, Mr. Husain may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company will amortize the amount to be repaid at maturity in excess of the amount of the original principal over the life of the note. The maturity date of the note was extended to May 31, 2012, and further extended to August 31, 2012. As of June 30, 2012, total accretion to the note was $67,500 $5,000 of which was recorded as a charge to interest expense during the three months eneded June 30,2012. As of June 30, 2012, the principal balance as recorded was $192,500.

Urso Note

On September 12, 2011, the Company issued a note to Estefania Urso, in the principal amount of $150,000 that matured on January 10, 2012 and was extended to June 30, 2012. Upon maturity, the Company will pay Ms. Urso $150,000. In the event that transaction contemplated by the Company is not consummated and escrowed funds are not returned to the Company, then the Company will be obligated to repay the principal amount of the loan, plus interest ($180,000 in the aggregate) to Ms. Urso in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company amortized the amount repaid at maturity in excess of the amount of the original principal over the life of the note. At June 30, 2012, accretion to the note was $30,000 and is recorded as a charge to interest expense. On March 14, 2012, the Company provided 350,000 shares of Company common stock to Ms. Urso valued at $.10 per share to compensate her for $35,000 of accrued interest. At June 30, 2012, the principal balance as recorded was $150,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Powers Note

In December 2011, the Company entered into a $100,000 note with an unaffiliated third party. These funds were used to pay operating expenses. The note bears interest at the rate of 10% per annum, matured on May 31, 2012 and was extended to July 31, 2012, and further extended to August 31, 2012. In January 2012, the principal amount of this note was increased to $130,000, and in March 2012, the principal amount of the note was further increased to $230,000.

MBC, LLC Note

In April 2012, the Company received $180,000 from MBC, LLC. The funds were used to pay operating expenses. A $16,000 loan fee was recorded to interest expense at the original maturity date of June 21, 2012. On June 21, 2012 the loan was extended to July 6, 2012 for an additional loan fee of $16,000 that was recorded to interest expense resulting in a loan balance as of June 30, 2012 of $212,000. On July 6, 2012 the maturity date of the note was extended to August 31, 2012 for an additional $16,000 loan fee.

Corey Marie Leasing Note

On May 3, 2012 the Company issued a note to Corey Marie Leasing, LLC in the principal amount of $150,000 that matures on August 31, 2012. The note bears interest at the rate of 15% per annum, and $115,000 of the funds was advanced to Southshore Development Company, LLC and $35,000 was used for operating expenses.

Goldstein LP Note

On June 2, 2012 the Company issued a note to the Goldstein Family Limited Partnership in the principal amount of $400,000. The note bears interest at the rate of 15% per annum and matures on August 31, 2012. The funds were advanced to Midwest Business Credit, LLC.

Total interest expense on the notes payable for the three months ended June 30, 2012 and 2011 was approximately $56,000 and $14,000, respectively.

Convertible Note Payable

On August 12, 2011, the Company entered into a financing transaction with Asher Enterprises, Inc., ("Asher") pursuant to which the Company issued a $42,500 principal amount, 8% Convertible Note (the "Note") to Asher. The Note was converted into common stock as of May 7, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the Note into shares of the Company's common stock beginning six months after the issuance date of the Note (“conversion date”), at a rate of 55% of the market price (no lower than $0.01) of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the Note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

The conversion price of the Notes is subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of common stock subject to the Note may be adjusted in the event of mergers, distributions, a sale of substantially all of the Company's assets, tender offers and dilutive issuances.

In connection with the financing, the Company entered into a Securities Purchase Agreement that grants Asher a limited right of first refusal in the event the Company wishes to obtain additional working capital loans that are under $150,000. During February and March 2012, Asher converted $37,000 of convertible notes into 836,817 shares of common stock of the Company at variable conversion prices as defined in the note agreement. During April 2012 Asher converted the remaining $5,500 of convertible notes into 234,528 shares of common stock of the Company at variable conversion prices as defined in the note agreement.

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

On May 2, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% Convertible Note (the "Note") to Asher. The Note matures on February 4, 2013, is unsecured, and provides for the conversion of all principal and interest outstanding under the Note into shares of the Company's common stock beginning six months after the issuance date of the Note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the Note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

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

The Company evaluated the conversion option embedded in its Convertible Notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Note. Accordingly, the conversion option is not considered indexed to the Company’s own stock.

Note 7 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of June 30, 2012, adjusted for the stock split, 56,583,585 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of June 30, 2012, no shares were issued and outstanding.

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

In March 2012, the Company issued 25,000 shares of common stock to each of four independent Directors. The shares were valued at $3,500 to each Director based on the closing price on the date the shares were granted. The Company issued 250,000 shares each to three consultants as compensation for services. The shares were valued at $35,000 to each consultant based on the closing price on the date the shares were granted. These amounts were expensed in the quarter ended March 31, 2012.

In March 2012, the Company issued 350,000 shares valued at $35,000 on the date of issuance as payment of interest on the Urso note. This amount was recorded as stockholders equity in the quarter ended March 31, 2012.

In April 2012, the Company issued 234,528 shares of common stock with an aggregate value of $5,500 as partial conversion of the Asher notes payable. These amounts were recorded as stockholders equity in the quarter ended June 30, 2012.

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

Note 8 – Related Party Transactions

The Company conducted its operations from office space in Chicago, Illinois, that was leased by Urban R2 Development ("Urban R2").  Urban R2 is controlled by Mr. Rosenberg, the Company's Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company. Effective March 1, 2012, the Company’s offices were moved in Chicago to space leased personally by Mr. Rosenberg who will be reimbursed for 100% of the operating expenses. For the quarters ended June 30, 2012 and 2011, the Company's share of these expenses totaled approximately $70,000 and $113,000, respectively.

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

Note 10 – Subsequent Events

On July 16, 2012 the Company issued a Note to Arlyne Goldstein in the principal amount of $30,000. The note bears interest at 10% per annum and matures on August 31, 2012. The funds were used to advance the asset backed note issuance.

In July and August 2012, the Company issued 606,177 shares of common stock with an aggregate value of $22,000 as partial conversion of the Asher notes payable, based on the average of the ten (10) day historical closing price of the Company’s common stock. These amounts were recorded as stockholders equity in the quarter ending September 30, 2012.

On August 1, 2012 the Company issued a warrant to Jorge Gonzalez, the Company’s Chief Financial Officer, to purchase up to 156,000 shares of common stock at an exercise price equal to $1.00. The Warrant expires August 1, 2014.

In July 2012 the Company entered into a partnership arrangement to raise funds by issuing collateralized notes.  No funds have yet to be secured.  There can be no assurance the Company will be successful in its efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (the “Company”) for the three months ended June 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to the Company. This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. You should keep in mind that any forward-looking statement made by us in this Form 10-Q and/or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A filed on July 10, 2012 for the fiscal year ended March 31, 2012, and in our periodic reports on Form 10-Q.

OVERVIEW

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a financial services company for its operating subsidiaries. As of June 30, 2012, the close of its most recently completed fiscal quarter, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada Corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. The acquisition of MBC LLC is contingent on the Company securing the necessary financing to complete the transaction and is expected to close in 2012. The Company intends to expand its holdings by (i) either acquiring additional subsidiaries to facilitate its business plan or (ii) acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, (ii) to make capital investments in a variety of privately held companies, or (iii) invest in real estate assets. The Company anticipates that the primary revenue sources will come from revenues from acquired operations, and interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (a) startup companies with proprietary technology and (b) medium sized businesses with an established operating history. Currently, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to the formation of the legal and business structure, business planning, the pursuit of capital and the exploration possible acquisitions and investments.

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

On July 16, 2010, Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc. On July 16, 2010, the Company also executed a 3 for 1 common stock split.  Accordingly, all common share and per common share information has been restated within this Form 10-Q to reflect this stock split.

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances made by the Company’s Chairman and other advances from unaffiliated third parties.

PLAN OF OPERATIONS

Our Planned Operating Segments

We plan to diversify our business primarily into three operating segments:

●	Commercial Finance / Asset-Based Lending
●	Real Estate Investment and Development
●	Natural Resources / Mining

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

Results of Operations

General and Administrative Expenses

Through June 30, 2012, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

Operating expenses for the three months ended June 30, 2012 of approximately $259,000 were incurred relating to consulting fees of approximately $35,000, promotional expenses of approximately $83,000, professional fees of approximately $63,000, payroll expense of approximately $6,000, and supplies and services of approximately $72,000.

Operating expenses for the three months ended June 30, 2011 of approximately $278,000 were incurred relating to travel of approximately $1,000, consulting fees of approximately $24,000, promotional expenses of approximately $1,000, professional fees of approximately $124,000, payroll expense of approximately $36,000, and supplies and services of approximately $92,000

Liquidity and Capital Resources

As of June 30, 2012 the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds in order to continue funding our ongoing operations through fiscal year 2013.

In April 2012, the Company received $180,000 MBC, LLC. The funds were used to pay operating expenses. A $16,000 loan fee was recorded to interest expense at the original maturity date of June 2, 2012. On June 20, 2012 the maturity date of the note was extended to August 31, 2012 for an additional $32,000 loan fee resulting in a total balance due of $228,000.

On May 3, 2012 the Company issued a note to Corey Marie Leasing, LLC in the principal amount of $150,000 that matures on August 31, 2012. The note bears interest at the rate of 15% per annum, and $115,000 of the funds were invested in the Southshore Development Company, LLC and $35,000 were used for operating expenses.

On June 2, 2012 the Company issued a note to the Goldstein Family Limited Partnership in the principal amount of $400,000. The note bears interest at the rate of 15% per annum and matures on August 31, 2012. The funds were invested in Midwest Business Credit, LLC.

Our common stock currently trades on the OTCBB under the symbol “QLTS.”

We also may initiate corporate bond offerings to raise capital for our planned investments. There can be no assurance that the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At June 30, 2012, the Company had negative working capital of approximately $2,812,000 and an accumulated deficit of approximately $3,664,000. Since its formation on March 31, 2010 through June 30, 2012, the Company raised approximately $805,000 in cash from the issuance of common stock and approximately $2,343,000 in proceeds from the issuance of notes payable. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2012, the Company’s activities have been limited to its formation, business planning, pursuing capital and the exploration of possible acquisitions and investments.

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

We continue to work towards bringing our disclosure controls and procedures up to public-company standards. Due to the early development stage of the Company, we have been unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formalized IT disaster recovery plan.

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

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

August 14, 2012	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chief Executive Officer

August 14, 2012	/s/ Jorge Gonzalez
Jorge Gonzalez
Chief Financial Officer

