Form 10-Q
period 2012-09-30
Q LOTUS HOLDINGS INC
filed 2012-11-19
CIK 1391142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 13, 2012 there were 58,251,709 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements	3

Item 1 – Unaudited Financial Statements	4-20

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-24

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	25

Item 4 – Controls and Procedures	25-26

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	26

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 – Defaults Upon Senior Securities	26

Item 4 – Mine Safety Disclosures	27

Item 5 – Other Information	27

Item 6 – Exhibits	27

Signatures	28

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. You should keep in mind that any forward-looking statements made by us in this Form 10-Q or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A filed on July 10, 2012 for the fiscal year ended March 31, 2012, and in our periodic reports on Form 10-Q.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(unaudited)
Assets
Current Assets
Cash	$1,316	$14
Prepaid expenses	2,500	2,500

Total Current Assets	3,816	2,514

Property and Equipment, Net	30,605	35,751

Non-Current Assets
Due from Urban R2 - related party	87,359	-
Advances to Southshore Development	115,000	-
Advance to MBC LLC	400,000	-

Total Non-Current Assets	602,359	-

Total Assets	$636,780	$38,265

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$345,289	$269,454
Accrued interest	96,604	20,673
Demand note payable	6,000	6,000
Notes payable - related parties	209,210	194,375
Convertible notes payable, net of debt discount $55,285 and $0 as of September 30, 2012 and March 31, 2012 respectively	67,715	75,500
Derivative liability	102,587	-
Notes payable	2,212,607	1,399,607

Total Current Liabilities	3,040,012	1,965,609

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0001 par value; 400,000,000 shares authorized, 57,189,762 and 56,349,057 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	5,719	5,635
Additional paid-in-capital	1,624,077	1,540,325
Deferred Compensation	—	(137,500)
Deficit accumulated during development stage	(4,033,028)	(3,335,804)

Total Stockholders' (Deficit) Equity	(2,403,232)	(1,927,344)

Total Liabilities and Stockholders' (Deficit) Equity	$636,780	$38,265

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
					March 31, 2010
	——— Three Months Ended ———		——— Six Months Ended ———		(Inception)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	to September 30, 2012

Revenue	$—	$—	$—	$—	$—

Operating Expenses	(217,295)	(316,709)	(476,423)	(595,198)	(3,420,009)

Other Income/(Expense)
Impairment of Investment	—	—	—	—	(45,250)
Interest (Expense) Income	(59,775)	(58,976)	(128,781)	(72,754)	(475,749)
Change in fair value of derivative Liability	(56,470)	—	(56,470)	—	(56,470)
Amortization of debt discount	(35,550)	—	(35,550)	—	(35,550)

Total Other Income/(Expense)	(151,795)	(58,976)	(220,801)	(72,754)	(613,019)

Net Loss	$(369,090)	$(375,685)	$(697,224)	$(667,952)	$(4,033,028)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and diluted	57,024,676	53,727,994	56,789,957	53,727,994

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

						Total
						Stockholders'
	Common Stock		Additional	Accumulated	Deferred	(Deficit)
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2011	53,727,994	5,373	1,181,208	(1,368,011)	(137,500)	(318,930)

Warrants cancelled	-	-	(16,659)	-	-	(16,659)

Warrants issued	-	-	10,038	-	-	10,038

Amortization of compensation for services	-	-	-	-	137,500	137,500

Shares issued as fee payment	84,246	8	9,992	-	-	10,000

Shares issued for interest	350,000	35	34,965	-	-	35,000

Shares issued for services	500,000	50	164,950	-	(165,000)	-

Shares issued to directors and consultants	850,000	85	118,915	-	-	119,000

Amortization of compensation for services	-	-	-	-	27,500	27,500

Shares issued as conversion of loan principal	836,817	84	36,916	-	-	37,000

Net loss	-	-	-	(1,967,793)	-	(1,967,793)

Balances - March 31, 2012	56,349,057	$5,635	$1,540,325	$(3,335,804)	$(137,500)	$(1,927,344)

Amortization of compensation for services	-	-	-	-	137,500	137,500

Shares issued as conversion of loan principal	840,705	84	27,416	-	-	27,500

Warrants Issued	-	-	11,617	-	-	11,617

Beneficial conversion option	-	-	44,719	-	-	44,719

Net loss	-	-	-	(697,224)	-	(697,224)

Balances - September 30, 2012	57,189,762	5,719	1,624,077	(4,033,028)	—	(2,403,232)

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			March 31, 2010
	——— Six Months Ended ———		(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Cash Flows from Operating Activities
Net Loss	$(697,224)	$(667,952)	$(4,033,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,146	5,146	25,507
Amortization of deferred compensation	137,500	75,000	315,000
Loss on disposal of assets	—	—	21,915
Fair value of warrants	11,617	—	21,655
Accretion of interest	53,000	36,555	275,500
Stock based compensation	—	—	344,040
Investment impairment	—	—	45,250
Amortization of debt discount	35,550	—	35,550
Change in fair value of derivative liability	56,470	—	56,470
Changes in operating assets and liabilities
Prepaid expenses	—	(250)	(2,500)
Deposits	—	(350,000)	—
Accounts payable and accrued expenses	75,836	53,282	345,291
Accrued interest	75,931	20,764	96,604

Net Cash Used in Operating Activities	(246,174)	(827,455)	(2,452,746)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(78,028)
Investment and advances	(602,359)	(250)	(647,609)

Cash Used in Investing Activities	(602,359)	(250)	(725,637)

Cash Flows from Financing Activities
Proceeds from demand note payable	—	6,000	6,000
Proceeds from convertible notes payable	75,000	42,500	187,500
Proceeds from notes payable - related parties	36,710	27,500	256,710
Proceeds from short term notes payable	760,000	744,000	1,972,107
Repayments of notes payable - related parties	(21,875)	(10,625)	(47,500)
Proceeds from the issuance of common stock	—	—	804,882

Cash Provided by Financing Activities	849,835	809,375	3,179,699

Net (Decrease) Increase in Cash and Cash Equivalents	1,302	(18,330)	1,316

Cash and Cash Equivalents - Beginning	14	30,829	—

Cash and Cash Equivalents - Ending	$1,316	$12,499	$1,316

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	$15,312	$55,680
Cash paid for taxes	—	—	—
Supplemental Disclosure of Non-Cash Information
Conversion of promissory note to stock	$27,500	—	$64,500

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a financial services company for its operating subsidiaries. As of September 30, 2012, the close of its most recently completed fiscal quarter, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. Currently, our business consists solely of holding mineral rights in a portfolio of minerals and our activities to date have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

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

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $805,000, from advances made by the Company’s Chairman, related parties and other advances from unaffiliated third parties.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At September 30, 2012, the Company had negative working capital of approximately $2,403,000 and an accumulated deficit of approximately $4,033,000. Since its formation on March 31, 2010 through September 30, 2012, the Company raised approximately $805,000 in cash from the issuance of common stock and approximately $2,422,000 in proceeds from the issuance of notes payable. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2012, the Company’s activities have been limited to its formation, business planning, pursuing capital and the exploration of possible acquisitions and investments.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the three and six month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto for the Company included in the Company’s Form 10-K/A filed on July 10, 2012 for the fiscal year ended March 31, 2012.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at September 30, 2012
Significant
		Quoted prices in	Other	Significant
		active markets for	observable	unobservable
	September 30	identical assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$102,587			$102,587

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30	March 30
	2012	2012
	(unaudited)
Beginning Balance	$—	$—
Aggregate fair value of derivative issued	$46,117	$—
Change in fair value of derivative included in results of operations	$56,470	$—

Ending Balance	$102,587	$—

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three and six month periods ended September 30, 2012 excludes potentially dilutive securities, including warrants of 4,663,000 and convertible securities of 3,014,706, because their inclusion would be anti-dilutive. The computation of loss per share for the three and six month periods ended September 30, 2011 excludes potentially dilutive securities, including warrants of 507,000 and convertible securities of 309,000, because their inclusion would be anti-dilutive.

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

Mineral Rights

The Company holds mining rights of properties located in Utah, Arizona and Oregon.  As consideration for the mining rights, the Company entered into a Revenue Sharing Agreement that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that have been extracted and mined from each respective claim. In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.  The assets acquired provide no further support of fair values since there appears to be an absence of objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has not begun any mining operations as of September 30, 2012.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined.  Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company does not currently have the means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero. Payments to the transferors for future revenue from said minerals will be charged to expense when incurred. There were no transactions relating to these mineral rights through September 30, 2012.  In June 2011, the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements at this time.

Note 5 – Advances

During the six months ended September 30, 2012, the Company made advances to Southshore Real Estate Development, LLC, in the amount of $115,000 and also advanced funds to MBC LLC in the amount of $400,000. Monies advanced to MBC LLC are to be converted to capital as part of the Company’s desire to acquire MBC LLC. If the acquisition is ultimately not consummated within one year, MBC LLC is required to repay such advances to Q Lotus upon its request.

Note 6 – Partnership

In July 2012 the Company entered into a partnership arrangement to raise funds by issuing collateralized notes.  No funds have yet to be secured.  There can be no assurance the Company will be successful in its efforts.

Note 7 – Debt

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

In May 2011 the Company received an advance of $7,500 from a minority shareholder of the Company that was used to pay operating expenses. The advance is non-interest bearing and payable on demand. In August 2011 the Company received advances of $5,000 and $15,000 from this shareholder that were used to pay operating expenses. These advances are non-interest bearing and payable on demand. Payments were made of $5,000 on August 12, 2011, $5,625 on September 12, 2011 and $10,000 on December 5, 2011, resulting in a balance of $6,875 that was paid on April 27, 2012 fully retiring the obligation.

In March 2012, the Company received an advance of $25,000 from a Trust affiliated with an officer of the Company that was used to pay operating expenses. This advance is non-interest bearing and payable on demand. In April 2012, the Company received an additional advance of $30,000 and repaid $15,000. In July and August 2012 the Trust paid two administrative fees on behalf of the Company totaling $690 resulting in a balance due of $40,690 as of September 30, 2012.

In August and September 2012, the Company received advances totaling $6,020 from an officer of the Company that was used to pay operating expenses. This advance is non-interest bearing and payable on demand.

Notes Payable

Notes payable consist of the following:

	September 30, 2012	March 31, 2012
Southshore Note	$582,107	$582,107

Bellcourt Note	250,000	250,000

Husain Note	192,500	187,500

Urso Note	150,000	150,000

Powers Note	230,000	230,000

MBC LLC Note	228,000	—

Corey Marie Leasing Note	150,000	—

Goldstein LP Note	400,000	—

Arlyne Goldstein Note	30,000	—

Total notes payable	$2,212,607	$1,399,607

Southshore Note

In February 2011, the Company issued a $200,000 promissory note to Southshore Real Estate Development, LLC (“Southshore”), an unaffiliated third party. These funds were used to pay operating expenses. In May 2011, the Company and Southshore entered into a note amendment at maturity whereby the $200,000 promissory note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011. In June 2011, the promissory note was further amended to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011. In the quarter ended September 30, 2011, the promissory note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011. In January 2012, this promissory note was retired, and a new promissory note in the amount of $582,107, that includes accrued interest, was issued with a maturity date of February 24, 2012, that has been extended to December 15, 2012. A portion of these funds were used to make a deposit relating to a proposed financing transaction and a portion of these funds were used to pay operating expenses. This note bears interest at the rate of 11% per annum.

Bellcourt Note

On September 12, 2011, the Company issued a note to Timothy Bellcourt, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Bellcourt $250,000. In the event that a financing transaction contemplated by the Company is not consummated within 60 days of the date of this agreement, Mr. Bellcourt may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company amortized the amount to be repaid at maturity in excess of the amount of the original principal over the life of the note. Total accretion to the note was $125,000 and was recorded as a charge to interest expense during the year ended March 31, 2012. The maturity date of the note was extended to May 31, 2012, and further extended to August 31, 2012. At September 30, 2012, the principal balance was $250,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Husain Note

On September 12, 2011, the Company issued a note to Matloob Husain, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Husain $187,500. In the event that a financing transaction contemplated by the Company is not consummated within 60 days of the date of the note, Mr. Husain may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company amortized the amount to be repaid at maturity in excess of the amount of the original principal over the life of the note. Total accretion to the note was $62,000 recorded as a charge to interest expense during the year ended March 31, 2012. During the month ended June 30, 2012, the Company incurred an additional $5,000 as an inducement to the note holder to extend the maturity date. The $5,000 was recorded as a charge to interest expense. The maturity date of the note was extended to May 31, 2012, and further extended to August 31, 2012. As of September 30, 2012, the principal balance as recorded was $192,500. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Urso Note

On September 8, 2011, the Company issued a note to Estefania Urso, in the principal amount of $150,000 that matured on January 6, 2012 and was extended to June 30, 2012. Upon maturity, the Company will pay Ms. Urso $150,000. In the event that a financing transaction contemplated by the Company is not consummated and escrowed funds are not returned to the Company, then the Company will be obligated to repay the principal amount of the loan, plus interest ($185,000 in the aggregate) to Ms. Urso in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company amortized the amount repaid at maturity in excess of the amount of the original principal over the life of the note. Total accretion to the note was $35,000 recorded as a charge to interest expense during the year ended March 31, 2012. On March 14, 2012, the Company provided 350,000 shares of Company common stock to Ms. Urso valued at $.10 per share to compensate her for $35,000 of accrued interest. At September 30, 2012, the principal balance was $150,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Powers Note

In December 2011, the Company entered into a $100,000 note with an unaffiliated third party. These funds were used to pay operating expenses. The note bears interest at the rate of 10% per annum, matured on February 1, 2012 and was extended to July 31, 2012, and further extended to August 31, 2012. In January 2012, the principal amount of this note was increased to $130,000, and in March 2012, the principal amount of the note was further increased to $230,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

MBC LLC Note

In April 2012, the Company received $180,000 from MBC LLC. The funds were used to pay operating expenses. A $16,000 loan fee was recorded to interest expense at the original maturity date of June 21, 2012. On June 21, 2012 the loan was extended to July 6, 2012 for an additional loan fee of $16,000 that was recorded to interest expense resulting in a loan balance as of September 30, 2012 of $228,000. On July 6, 2012 the maturity date of the note was extended to August 31, 2012 for an additional $16,000 loan fee. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Corey Marie Leasing Note

On May 2, 2012 the Company issued a note to Corey Marie Leasing, LLC in the principal amount of $150,000 that matured on June 2, 2012 and was further extended to December 15, 2012. The note bears interest at the rate of 15% per annum, and $115,000 of the funds was advanced to Southshore and $35,000 was used for operating expenses.

Goldstein LP Note

On June 1, 2012 the Company issued a note to the Goldstein Family Limited Partnership in the principal amount of $400,000. The note bears interest at the rate of 15% per annum and matured on August 1, 2012 and was further extended to December 15, 2012. The funds were advanced to MBC LLC.

Arlyne Goldstein Note

On July 16, 2012 the Company issued a note to Arlyne Goldstein in the principal amount of $30,000. The note bears interest at 10% per annum and matured on July 31, 2012 and was further extended to December 15, 2012. The funds were used to advance the asset backed note issuance.

Total interest expense on the notes payable for the three and six month periods ended September 30, 2012 was approximately $73,000 and $129,000, respectively. Total interest expense on the notes payable for the three and six month periods ended September 30, 2011 was approximately $50,000 and $56,800, respectively.

Convertible Notes Payable

On August 3, 2011, the Company entered into a financing transaction with Asher Enterprises, Inc., ("Asher") pursuant to which the Company issued a $42,500 principal amount, 8% convertible note to Asher. The note, which was converted into common stock as of May 7, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 55% of the market price (no lower than $0.01) of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

The conversion price of the note is subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of common stock subject to the note may be adjusted in the event of mergers, distributions, a sale of substantially all of the Company's assets, tender offers and dilutive issuances.

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

On January 5, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% convertible note to Asher. The note matures on October 9, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company. In July and August 2012, the Company issued 606,177 shares of common stock with an aggregate value of $22,000 as partial conversion of the Asher notes payable, based on the three lowest trading days during the ten (10) day historical period prior to conversion. These amounts were recorded as stockholders equity in the quarter ended September 30, 2012.The note is in default and accordingly is classified as a current liability. The unconverted balance in default is $3,500. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

On March 20, 2012, the Company entered into an additional financing transaction with Asher pursuant to which the Company issued a $32,500 principal amount, 8% convertible note to Asher. The note matures on December 26, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

On May 2, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% convertible note to Asher. The note matures on February 4, 2013, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

On August 17, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% convertible note to Asher. The note matures on May 20, 2013, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

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

The Company evaluated the conversion option embedded in its Convertible Notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the note. Accordingly, the embedded conversion option in two of the convertible notes are classified as derivative liabilities at the conversion dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method which the Company believes approximate the results obtained using the Binomial Lattice model. The $123,000 gross proceed from the issuance of the Convertible notes were recorded net of a discount of $46,117 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the convertible notes. Additionally, the Company recorded a discount in the amount of $44,719 in connection with the initial valuation of the beneficial conversion feature of two other convertible notes to be amortized utilizing the interest method of accretion over the expected term of the note. The Company recorded an aggregate amortization of the debt discount in the amount of $35,550 for the quarter ended September 30, 2012. Convertible notes payable was $67,715 net of $55,285 discount at September 30, 2012.

Note 8 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of September 30, 2012, adjusted for the stock split, 57,189,762 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of September 30, 2012, no shares were issued and outstanding.

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

In February 2012, the Company issued 500,000 shares of common stock with a value of $165,000, in exchange for professional fees to be amortized over six months and was fully amortized in the quarter ended September 30, 2012. The stock price was based on the closing price of the Company’s common stock on the date of issuance.

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

In July and August 2012, the Company issued 606,177 shares of common stock with an aggregate value of $22,000 as partial conversion of the Asher notes payable, based on three lowest trading days during the ten (10) day historical period prior to conversion. These amounts were recorded as stockholders equity in the quarter ended September 30, 2012.

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

On August 1, 2012 the Company issued a warrant to Jorge Gonzalez, the Company’s Chief Financial Officer, to purchase up to 156,000 shares of common stock at an exercise price equal to $1.00. The warrant expires August 1, 2014. The fair value of this warrant was calculated using the Black-Scholes Option Valuation Model. The Company recorded an aggregate charge of $11,617 that was included in compensation expense in the quarter ended September 30, 2012.

Note 9 – Related Party Transactions

The Company conducted its operations from office space in Chicago, Illinois, that was leased by Urban R2 Development Company, LLC ("Urban R2").  Urban R2 is controlled by Gary Rosenberg, the Company's Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company. Effective March 1, 2012, the Company’s offices were moved in Chicago to space leased personally by Gary Rosenberg who will be reimbursed for 100% of the operating expenses. For the three and six month periods ended September 30, 2012, the Company's expenses for this office space totaled approximately $28,900 and $99,300, respectively. For the three and six month periods ended September 30, 2011, the Company's expenses for office space totaled approximately $78,000 and $162,500, respectively.

Over the period April 1, 2012 through September 30, 2012 the Company advanced funds to Urban R2 totaling $111,129 for use in investing and operations. Urban R2 has repaid $23,770 against the advances resulting in a balance due to the Company as of September 30, 2012 of $87,359.

Note 10 - Capital Structure

On June 17, 2010, the Company filed a Schedule 14C Information Statement disclosing the following actions, to be effective on July 16, 2010, that had been approved by the shareholders of the Company:

1.	the Company’s Articles of Incorporation was amended to change the name to Q Lotus Holdings, Inc.;

2.	the authorized capital stock of the Company was increased to 500,000,000 shares, of which 400,000,000 shares will be Common Stock par value $0.0001 per share, and 100,000,000 shares will be Preferred Stock par value $0.001 per share; and

3.	the outstanding common shares of the Company were split so that each outstanding share on the books of the Company was split into three outstanding common shares.

Note 11 – Subsequent Events

On October 4, 2012 the Company issued a note to Joshua Goldstein in the principal amount of $125,000. The note bears interest at 10% per annum and matures on December 15, 2012. The funds were used for operating expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (the “Company”) for the three months ended September 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “us”, “we”, “our”, and similar terms refer to the Company. This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. You should keep in mind that any forward-looking statement made by us in this Form 10-Q and/or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A filed on July 10, 2012 for the fiscal year ended March 31, 2012, and in our periodic reports on Form 10-Q.

OVERVIEW

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a financial services company for its operating subsidiaries. As of September 30, 2012, the close of its most recently completed fiscal quarter, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada Corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. The acquisition of MBC LLC is contingent on the Company securing the necessary financing to complete the transaction and is expected to close in 2012. The Company intends to expand its holdings by (i) either acquiring additional subsidiaries to facilitate its business plan or (ii) acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, (ii) to make capital investments in a variety of privately held companies, or (iii) invest in real estate assets. The Company anticipates that the primary revenue sources will come from revenues from acquired operations, and interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (a) startup companies with proprietary technology and (b) medium sized businesses with an established operating history. Currently, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to the formation of the legal and business structure, business planning, the pursuit of capital and the exploration possible acquisitions and investments.

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

Results of Operations

Operating Expenses

Through September 30, 2012, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

Operating expenses for the three months ended September 30, 2012 of approximately $217,000 were incurred relating to consulting fees of approximately $18,200, professional fees of approximately $74,500, promotional expenses of approximately $55,000, payroll expense of approximately $20,600, and supplies and services of approximately $49,000. Operating expenses for the three months ended September 30, 2011 of approximately $317,000 were incurred relating to consulting fees of approximately $67,000, professional fees of approximately $164,000, payroll expense of approximately $37,000, and supplies and services of approximately $49,000.

Operating expenses for the six months ended September 30, 2012 of approximately $476,400 were incurred relating consulting fees of approximately $53,000, promotional expenses of approximately $137,800, professional fees of approximately $137,600, payroll expense of approximately $27,300,and supplies and services of approximately $120,700. Operating expenses for the six months ended September 30, 2011 of approximately $595,000 were incurred relating to travel of approximately $1,000, consulting fees of approximately $91,000, promotional expenses of approximately $1,000, professional fees of approximately $288,000, payroll expense of approximately $73,000,and supplies and services of approximately $141,000.

Liquidity and Capital Resources

As of September 30, 2012 the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds in order to continue funding our ongoing operations through fiscal year 2013.

In April 2012, the Company received $180,000 from MBC LLC. The funds were used to pay operating expenses. A $16,000 loan fee was recorded to interest expense at the original maturity date of June 21, 2012. On June 21, 2012 the loan was extended to July 6, 2012 for an additional loan fee of $16,000 that was recorded to interest expense resulting in a loan balance as of September 30, 2012 of $228,000. On July 6, 2012 the maturity date of the note was extended to August 31, 2012 for an additional $16,000 loan fee. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

On May 2, 2012 the Company issued a note to Corey Marie Leasing, LLC in the principal amount of $150,000 that matures on December 15, 2012. The note bears interest at the rate of 15% per annum, and $115,000 of the funds were advanced to the Southshore and $35,000 were used for operating expenses.

On June 1, 2012 the Company issued a note to the Goldstein Family Limited Partnership in the principal amount of $400,000. The note bears interest at the rate of 15% per annum and matures on December 15, 2012. The funds were advanced to MBC LLC.

On July 16, 2012 the Company issued a note to Arlyne Goldstein in the principal amount of $30,000. The note bears interest at 10% per annum and matures on December 15, 2012. The funds were used to advance the asset backed note issuance.

Our common stock currently trades on the OTCBB under the symbol “QLTS.”

We also may initiate corporate bond offerings to raise capital for our planned investments. There can be no assurance that the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At September 30, 2012, the Company had negative working capital of approximately $2,403,000 and an accumulated deficit of approximately $4,033,000. Since its formation on March 31, 2010 through September 30, 2012, the Company raised approximately $805,000 in cash from the issuance of common stock and approximately $2,422,000 in proceeds from the issuance of notes payable. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2012, the Company’s activities have been limited to its formation, business planning, pursuing capital and the exploration of possible acquisitions and investments.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

November 19, 2012	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chief Executive Officer

November 19, 2012	/s/ Jorge Gonzalez
Jorge Gonzalez
Chief Financial Officer

