Form 10-Q
period 2012-12-31
Q LOTUS HOLDINGS INC
filed 2013-02-19
CIK 1391142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 000-52595

Q LOTUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1961383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 N Wacker Dr, Suite 4120 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 379-1800

Registrant’s telephone number, including area code:

520 N Kingsbury St, Suite 1810, Chicago, IL 60654

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

As of February 8, 2013 there were 84,934,100 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2012

INDEX

PART I – FINANCIAL INFORMATION

Forward-Looking Statements	3

Item 1 – Unaudited Financial Statements	4-22

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	23-27

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	27

Item 4 – Controls and Procedures	27-28

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 – Defaults Upon Senior Securities	29

Item 4 – Mine Safety Disclosures	29

Item 5 – Other Information	29

Item 6 – Exhibits	29

Signatures	30

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

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2012	March 31, 2012
	(unaudited)
Assets
Current Assets
Cash	$25,511	$14
Prepaid expenses	2,500	2,500

Total Current Assets	28,011	2,514

Property and Equipment, Net	28,032	35,751

Non-Current Assets
Due from Urban R2 - related party	79,709	-
Advances to Southshore Development	115,000	-
Advance to MBC LLC	400,000	-

Total Non-Current Assets	594,709	-

Total Assets	$650,752	$38,265

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$310,601	$269,454
Accrued interest	146,773	20,673
Demand note payable	6,000	6,000
Notes payable - related parties	209,949	194,375
Convertible note payable, net of debt discount $41,077	91,923	75,500
and $0 as of December 31, 2012 and March 31, 2012 respectively
Derivative liability	189,626
Notes payable	2,557,607	1,399,607

Total Current Liabilities	3,512,479	1,965,609

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0001 par value; 400,000,000 shares authorized,
71,476,709 and 56,349,057 shares issued and outstanding at
December 31, 2012 and March 31, 2012, respectively	7,147	5,635
Additional paid-in-capital	1,772,645	1,540,325
Deferred Compensation	--	(137,500)
Deficit accumulated during development stage	(4,641,519)	(3,335,804)

Total Stockholders' (Deficit) Equity	(2,861,727)	(1,927,344)

Total Liabilities and Stockholders' (Deficit) Equity	$650,752	$38,265

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					March 31, 2010
	-------- Three Months Ended ---------		-------- Nine Months Ended ---------		(Inception)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	to December 31, 2012

Revenue	$--	$--	$--	$--	$--

Operating Expenses	(230,704)	(314,873)	(707,127)	(910,071)	(3,695,963)

Other Income/(Expense)
Interest (Expense) Income	(408,207)	(153,231)	(536,988)	(225,985)	(883,956)
Change in fair value of derivative liability	79,336	34,000	22,866	34,000	22,866
Amortization of debt discount	(48,915)	--	(84,466)	--	(84,466)

Total Other Income/(Expense)	(377,786)	(119,231)	(598,588)	(191,985)	(945,556)

Net Loss	$(608,490)	$(434,104)	$(1,305,715)	$(1,102,056)	$(4,641,519)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	61,402,986	58,333,225	57,213,225	53,735,346

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)
						Total
						Stockholders'
	Common Stock		Additional	Accumulated	Deferred	(Deficit)
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2011	53,727,994	5,373	1,181,208	(1,368,011)	(137,500)	(318,930)

Warrants cancelled	-	-	(16,659)	-	-	(16,659)

Warrants issued	-	-	10,038	-	-	10,038

Amortization of compensation for services	-	-	-	-	137,500	137,500

Shares issued as fee payment	84,246	8	9,992	-	-	10,000

Shares issued for interest	350,000	35	34,965	-	-	35,000

Shares issued for services	500,000	50	164,950	-	(165,000)	-

Shares issued to directors and consultants	850,000	85	118,915	-	-	119,000

Amortization of compensation for services	-	-	-	-	27,500	27,500

Shares issued as conversion of loan principal	836,817	84	36,916	-	-	37,000

Net loss	-	-	-	(1,967,793)	-	(1,967,793)

Balances - March 31, 2012	56,349,057	$5,635	$1,540,325	$(3,335,804)	$(137,500)	$(1,927,344)

Amortization of compensation for services	-	-	-	-	137,500	137,500

Shares issued as conversion of loan principal	1,902,652	190	39,310	-	-	39,500

Warrants Issued	-	-	54,332	-	-	54,332

Shares issued for cash -- $0.01 per share	14,000,000	1,400	138,600	-	-	140,000

Cancellation of shares	(775,000)	(78)	78	-	-	-

Net loss	-	-	-	(1,305,715)	-	(1,305,715)

Balances - December 31, 2012	71,476,709	7,147	1,772,645	(4,641,519)	--	(2,861,727)

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period from
			March 31, 2010
	-------- Nine Months Ended ---------		(Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Cash Flows from Operating Activities
Net Loss	$(1,305,715)	$(1,102,056)	$(4,641,519)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	7,719	7,719	28,080
Amortization of deferred compensation	137,500	112,500	315,000
Loss on disposal of assets	--	--	21,915
Fair value of warrants	54,332	805	64,371
Accretion of interest	243,000	152,849	465,500
Stock based compensation	--	10,000	344,040
Investment impairment	--	45,000	45,250
Amortization of debt discount	84,466	17,050	84,466
Change in fair value of derivative liability	(22,866)	(34,000)	(22,866)
Non-cash interest	86,949	--	86,949
Changes in operating assets and liabilities
Prepaid expenses	--	25,814	(2,500)
Deposits	--	(280,000)	--
Accounts payable and accrued expenses	41,147	86,533	310,601
Accrued interest	126,100	35,847	146,772

Net Cash Used in Operating Activities	(547,368)	(921,939)	(2,753,941)

Cash Flows from Investing Activities
Purchase of property and equipment	--	--	(78,028)
Investment and advances	(594,709)	--	(639,959)

Cash Used in Investing Activities	(594,709)	--	(717,987)

Cash Flows from Financing Activities
Proceeds from demand note payable	--	6,000	6,000
Proceeds from convertible notes payable	97,000	42,500	209,500
Proceeds from notes payable - related parties	37,449	27,500	252,449
Proceeds from short term notes payable	915,000	844,000	2,127,108
Repayments of notes payable - related parties	(21,875)	(20,625)	(42,500)
Proceeds from the issuance of common stock	140,000	--	944,882

Cash Provided by Financing Activities	1,167,574	899,375	3,497,439

Net (Decrease) Increase in Cash and Cash Equivalents	25,497	(22,564)	25,511

Cash and Cash Equivalents - Beginning	14	30,829	--

Cash and Cash Equivalents - Ending	$25,511	$8,265	$25,511

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	--	--	$55,680
Cash paid for taxes	--	--	--
Supplemental Disclosure of Non-Cash Information
Conversion of promissory note to stock	$39,500	--	$76,500

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a financial services company for its operating subsidiaries. As of December 31, 2012, the close of its most recently completed fiscal quarter, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. Currently, our business consists solely of holding mineral rights in a portfolio of minerals and our activities to date have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

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

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $945,000, from advances made by the Company’s Chairman, related parties and other advances from unaffiliated third parties.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At December 31, 2012, the Company had negative working capital of approximately $3,484,000 and an accumulated deficit of approximately $4,642,000. Since its formation on March 31, 2010 through December 31, 2012, the Company raised approximately $945,000 in cash from the issuance of common stock and approximately $2,599,000 in proceeds from the issuance of notes payable. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2012, the Company’s activities have been limited to its formation, business planning, pursuing capital and the exploration of possible acquisitions and investments.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the three and nine month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto for the Company included in the Company’s Form 10-K/A filed on July 10, 2012 for the fiscal year ended March 31, 2012.

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

The Company has adopted the provisions of ASC 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provision of ASC 740, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated retained earnings. The Company has filed its Federal and state income tax returns for the year ended March 31, 2012. The Company has no material uncertain tax positions that would require recognition in the financial statements at this time.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at December 31, 2012

	December 31,	Quoted prices in
	2012	active markets for	Significant	Significant
		unobservable	other	observable
		identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$189,626			$189,626

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31,	March 31,
	2012	2012
	(unaudited)

Beginning Balance	$--	$--
Aggregate fair value of derivative issued	$212,492	$--
Issuance charge in excess of note proceeds	$(85,738)	$--
Change in fair value of derivative included in results of operations	$62,872	$--

Ending Balance	$189,626	$--

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three and nine month periods ended December 31, 2012 excludes potentially dilutive securities, including warrants of 5,572,500 and convertible securities of 13,439,216, because their inclusion would be anti-dilutive. The computation of loss per share for the three and nine month periods ended December 31, 2011 excludes potentially dilutive securities, including warrants of 507,000 and convertible securities of 309,000, because their inclusion would be anti-dilutive.

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

Mineral Rights

The Company holds mining rights of properties located in Utah, Arizona and Oregon.  As consideration for the mining rights, the Company entered into a Revenue Sharing Agreement that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that have been extracted and mined from each respective claim. In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.  The assets acquired provide no further support of fair values since there appears to be an absence of objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has not begun any mining operations as of December 31, 2012.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined.  Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company does not currently have the means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero. Payments to the transferors for future revenue from said minerals will be charged to expense when incurred. There were no transactions relating to these mineral rights through December 31, 2012.  In June 2011, the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements at this time.

Note 5 – Advances

During the nine months ended December 31, 2012, the Company made advances to Southshore Real Estate Development, LLC, in the amount of $115,000 and also advanced funds to MBC LLC in the amount of $400,000. Monies advanced to MBC LLC are to be converted to capital as part of the Company’s desire to acquire MBC LLC. If the acquisition is ultimately not consummated within one year of June 1, 2012, MBC LLC is required to repay such advances to Q Lotus upon its request.

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

Notes Payable – Related Parties

In July 2010 the Company received an advance totaling $22,500 from a minority shareholder of the Company that was used to pay operating expenses.  In October 2010, the Company entered into a loan agreement with this shareholder for advances totaling $150,000, only $140,000 of which was funded to the Company, and used to pay operating expenses.  Both the advance and the note in the aggregate of $162,500 are non-interest bearing and payable on demand.

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

In March 2012, the Company received an advance of $25,000 from a Trust affiliated with an officer of the Company (the “Trust”) that was used to pay operating expenses. This advance is non-interest bearing and payable on demand. In April 2012, the Company received an additional advance of $30,000 and repaid $15,000. In July and August 2012 the Trust paid two administrative fees on behalf of the Company totaling $690. In November and December 2012 the Trust paid two administrative fees of $739 on behalf of the Company resulting in a balance due of $41,429 as of December 31, 2012.

In August and September 2012, the Company received advances totaling $6,020 from an officer of the Company that was used to pay operating expenses. This advance is non-interest bearing and payable on demand.

Notes Payable

Notes payable consist of the following:

	December 31, 2012	March 31, 2012
Southshore Note	$582,107	$582,107

Bellcourt Note	350,000	250,000

Husain Note	242,500	187,500

Urso Note	150,000	150,000

Powers Note	230,000	230,000

MBC LLC Note	268,000	—

Corey Marie Leasing Note	150,000	—

Goldstein LP Note	400,000	—

Arlyne Goldstein Note	60,000	—

Joshua Goldstein Note	125,000	—

Total notes payable	$2,557,607	$1,399,607

Southshore Note

In February 2011, the Company issued a $200,000 promissory note to Southshore Real Estate Development, LLC (“Southshore”), an unaffiliated third party. These funds were used to pay operating expenses. In May 2011, the Company and Southshore entered into a note amendment at maturity whereby the $200,000 promissory note was increased to a principal amount of $300,000 with a maturity date of June 30, 2011. In June 2011, the promissory note was further amended to increase the principal amount to $425,000 and extend the maturity date to August 24, 2011. In the quarter ended September 30, 2011, the promissory note was further amended to increase the principal amount to $544,000 and extend the maturity date to October 7, 2011, which was subsequently extended to December 2, 2011. In January 2012, this promissory note was retired, and a new promissory note in the amount of $582,107, that includes accrued interest, was issued with a maturity date of February 24, 2012, that has been extended to December 15, 2012. A portion of these funds were used to make a deposit relating to a proposed financing transaction and a portion of these funds were used to pay operating expenses. This note bears interest at the rate of 11% per annum. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013. The note also provides a memorandum of understanding between holder and the Company dated September 11, 2012 relating to the purchase by the Company of the Holder’s 51% interest in Southshore Real Estate Development, LLC and a $200,000 of conditional indebtedness being funded by the Holder of the Company.

Bellcourt Note

On September 12, 2011, the Company issued a note to Timothy Bellcourt, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Bellcourt $250,000. In the event that a financing transaction contemplated by the Company is not consummated within 60 days of the date of this agreement, Mr. Bellcourt may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company amortized the amount to be repaid at maturity in excess of the amount of the original principal over the life of the note. Total accretion to the note was $125,000 and was recorded as a charge to interest expense during the year ended March 31, 2012. The maturity date of the note was extended to May 31, 2012, and further extended to January 31, 2013 for an additional accretion of interest of $125,000, of which $100,000 was charged to interest expense during the quarter ended December 31, 2012. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Husain Note

On September 12, 2011, the Company issued a note to Matloob Husain, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Husain $187,500. In the event that a financing transaction contemplated by the Company is not consummated within 60 days of the date of the note, Mr. Husain may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company amortized the amount to be repaid at maturity in excess of the amount of the original principal over the life of the note. Total accretion to the note was $62,000 recorded as a charge to interest expense during the year ended March 31, 2012. During the month ended June 30, 2012, the Company incurred an additional $5,000 as an inducement to the note holder to extend the maturity date. The $5,000 was recorded as a charge to interest expense. The maturity date of the note was extended to May 31, 2012, and further extended to January 31, 2013 for an additional accretion of interest of $62,500 of which $50,000 was charged to interest expense during the quarter ended December 31, 2012. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Urso Note

On September 8, 2011, the Company issued a note to Estefania Urso, in the principal amount of $150,000 that matured on January 6, 2012 and was extended to June 30, 2012. Upon maturity, the Company will pay Ms. Urso $150,000. In the event that a financing transaction contemplated by the Company is not consummated and escrowed funds are not returned to the Company, then the Company will be obligated to repay the principal amount of the loan, plus interest ($185,000 in the aggregate) to Ms. Urso in shares of the Company's common stock, valued at the date of repayment. Accordingly, the Company amortized the amount repaid at maturity in excess of the amount of the original principal over the life of the note. Total accretion to the note was $35,000 recorded as a charge to interest expense during the year ended March 31, 2012. On March 14, 2012, the Company provided 350,000 shares of Company common stock to Ms. Urso valued at $.10 per share to compensate her for $35,000 of accrued interest. At December 31, 2012, the principal balance was $150,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

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

MBC LLC Note

In April 2012, the Company received $180,000 from MBC LLC. The funds were used to pay operating expenses. A $16,000 loan fee was recorded to interest expense at the original maturity date of June 21, 2012. On June 21, 2012 the loan was extended to July 6, 2012 for an additional loan fee of $16,000 that was recorded to interest expense. On July 6, 2012 the maturity date of the note was extended to August 31, 2012 for an additional $16,000 loan fee. On August 31, 2012 the maturity of the note was further extended to January 31, 2013 for an additional loan fee of $50,000. At December 312, 2012, the principal balance was $268,000, of which $40,000 was charged to interest expense during the quarter ended December 31, 2012. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Corey Marie Leasing Note

On May 2, 2012 the Company issued a note to Corey Marie Leasing, LLC in the principal amount of $150,000 that matured on June 2, 2012 and was further extended to December 15, 2012. The note bears interest at the rate of 15% per annum, and $115,000 of the funds was advanced to Southshore and $35,000 was used for operating expenses. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

Goldstein LP Note

On June 1, 2012 the Company issued a note to the Goldstein Family Limited Partnership in the principal amount of $400,000. The note bears interest at the rate of 15% per annum and matured on August 1, 2012 and was further extended to December 15, 2012. The funds were advanced to MBC LLC. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

Arlyne Goldstein Note

On July 16, 2012 the Company issued a note to Arlyne Goldstein in the principal amount of $30,000. The note bears interest at 10% per annum and matured on July 31, 2012 and was further extended to December 15, 2012. The funds were used to advance the asset backed note issuance. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

On November 20, 2012 the Company issued a second note to Arlyne Goldstein in the principal amount of $30,000. The note bears interest at 6% per annum and matures February 22, 2013. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

Joshua Goldstein Note

On October 4, 2012 the Company issued a note to Joshua Goldstein in the principal amount of $125,000. The note bears interest at 10% per annum and matured on December 15, 2012. The funds were used for operating expenses. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

Total interest expense on the notes payable for the three and nine month periods ended December 31, 2012 was approximately $238,000 and $367,000, respectively. Total interest expense on the notes payable for the three and nine month periods ended December 31, 2011 was approximately $132,000 and $189,000, respectively.

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

In connection with the financing, the Company entered into a Securities Purchase Agreement that grants Asher a limited right of first refusal in the event the Company wishes to obtain additional working capital loans that are under $150,000. During February and March 2012, Asher converted $37,000 of convertible notes into 836,817 shares of common stock of the Company at variable conversion prices as defined in the note agreement. During April 2012 Asher converted the remaining $5,500 of convertible notes into 234,528 shares of common stock of the Company at variable conversion prices as defined in the note agreement. On January 5, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% convertible note to Asher. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at a rate of 22% per annum from the due date until paid. The note matures on October 9, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company. In July and August 2012, the Company issued 606,177 shares of common stock with an aggregate value of $22,000 as partial conversion of the Asher notes payable, based on the three lowest trading days during the ten (10) day historical period prior to conversion. In October 2012, the Company issued 1,061,947 shares of common stock with an aggregate value of 12,000 as partial conversion of the Asher notes payable, based on the three lowest trading days during the ten (10), day historical period prior to conversion. These amounts were recorded as stockholders equity in the quarter ended December 31, 2012. The note is in default and accordingly is classified as a current liability. The unconverted balance in default is $3,500. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

On March 20, 2012, the Company entered into an additional financing transaction with Asher pursuant to which the Company issued a $32,500 principal amount, 8% convertible note to Asher. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at a rate of 22% per annum from the due date until paid. The note matures on December 26, 2012, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

On May 2, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% convertible note to Asher. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at a rate of 22% per annum from the due date until paid. The note matures on February 4, 2013, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

On August 17, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $37,500 principal amount, 8% convertible note to Asher. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at a rate of 22% per annum from the due date until paid. The note matures on May 20, 2013, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 51% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

On November 12, 2012, the Company entered into another financing transaction with Asher pursuant to which the Company issued a $22,000 principal amount, 8% convertible note to Asher. Any amount of Principal or Interest on this Note which is not paid when due shall bear interest at a rate of 22% per annum from the due date until paid. The note matures on August 14, 2013, is unsecured, and provides for the conversion of all principal and interest outstanding under the note into shares of the Company's common stock beginning six months after the issuance date of the note, at a rate of 50% of the market price (no lower than $0.01) of the Company's common stock for the three lowest trading days during the ten day period prior to such conversion; provided, however, that the note requires 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company. The Company also issued to Asher warrants to purchase 2,200,000 shares of common stock at an exercise price of $.01 per share for a period of five years. These warrants were determined to be a derivative since it contains a price protection feature.

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

The Company evaluated the conversion option embedded in its Convertible Notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the note. Accordingly, the embedded conversion option in the convertible notes are classified as derivative liabilities at the issuance dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method which the Company believes approximate the results obtained using the Binomial Lattice model. The $133,000 gross proceed from the issuance of the Convertible notes were recorded net of a discount of $125,543 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the convertible notes. . The Company recorded an aggregate amortization of the debt discount in the amount of $48,915 and $84,466 for the three and nine months ended December 31, 2012. The aggregate fair value of these derivatives was $212,492 at the date of issuance which includes $85,738 of fair value in excess of the convertible notes. The $84,738 was included in interest expense. At December 31, 2012 the fair value of the derivative liability was $189,626. The change in the fair value of the derivative liability is recorded in the Statement of Operations.

Note 8 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of December 31, 2012, adjusted for the stock split, 57,476,709 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of December 31, 2012, no shares were issued and outstanding.

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

In December 2010, the Company issued 8,000 shares of common stock with a value of $15,040, in exchange for services, based on the closing price ($1.88) of the Company’s common stock on the date of issuance.

In March 2011, the Company issued 150,000 shares of its common stock valued at $150,000 based on the closing price ($1,00) of the Company’s common stock on the date of issuance in exchange for investment banking services. This amount is being amortized over the twelve-month period of the service agreement and was fully amortized in the year ended March 31, 2012.

In December 2011, the Company issued 84,246 shares of common stock with a value of $10,000, based on the average of the ten (10) day historical closing price ($0.12) of the Company’s common stock, in exchange for professional fees.  This amount was expensed in the quarter ended December 31, 2011.

In February and March 2012, the Company issued 836,817 shares of common stock with an aggregate value of $37,000 ($0.04 per share) as partial conversion of the Asher notes payable. These amounts were recorded as stockholders equity in the quarter ended March 31, 2012.

In February 2012, the Company issued 500,000 shares of common stock with a value of $165,000, in exchange for professional fees to be amortized over six months and was fully amortized in the quarter ended September 30, 2012. The stock price was based on the closing price ($0.33) of the Company’s common stock on the date of issuance.

In March 2012, the Company issued a total of 850,000 shares of common stock. The Company issued 25,000 shares of common stock to each of four independent Directors. The shares were valued at $3,500 to each Director based on the closing price ($0.14) on the date the shares were granted. The Company issued 250,000 shares each to three consultants as compensation for services. The shares were valued at $35,000 to each consultant based on the closing price on the date the shares were granted. These amounts were expensed in the quarter ended March 31, 2012. In December 2012, the issuance of 775,000 of these shares was rescinded, and these shares were returned to the Company, and were cancelled.

In March 2012, the Company issued 350,000 shares valued at $35,000 ($0.14 per share) on the date of issuance as payment of interest on the Urso Note. This amount was recorded as stockholders equity in the quarter ended March 31, 2012.

In April 2012, the Company issued 234,528 shares of common stock with an aggregate value of $5,500 ($0.02 per share) as partial conversion of the Asher notes payable. These amounts were recorded as stockholders equity in the quarter ended June 30, 2012.

In July and August 2012, the Company issued 606,177 shares of common stock with an aggregate value of $22,000 ($0.04 per share) as partial conversion of the Asher notes payable, based on three lowest trading days during the ten (10) day historical period prior to conversion. These amounts were recorded as stockholders equity in the quarter ended September 30, 2012.

In October 2012, the Company issued 1,061,947 shares of common stock with an aggregate value of $12,000 ($0.01 per share) as partial conversion of the Asher notes payable. These amounts were recorded as stockholders equity in the quarter ended December 31, 2012.

During December 2012, the company sold 14,000,000 shares of the Company’s common stock for $140,000 to investors pursuant to a stock purchase agreement at $0.01 per share.

In December 2012, the Company authorized the return and cancellation of 750,000 shares of common stock issued to three consultants and 25,000 shares issued to one director in March of 2012. The fair value of these shares was $15,000.

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

On August 1, 2012 the Company issued a warrant to Jorge Gonzalez, the Company’s Chief Financial Officer, to purchase up to 156,000 shares of common stock at an exercise price equal to $1.00. The warrant expires August 1, 2014. The fair value of this warrant was calculated using the Black-Scholes Option Valuation Model. The Company recorded an aggregate charge of $11,617 that was included in compensation expense in the nine months ended December 31, 2012.

On October 4, 2012 the Company issued a two-year warrant to Joshua Goldstein to purchase 212,500 shares of the Company’s common stock at an exercise price of $.10 per share as an added inducement for additional advances from the note-holder. On the same date, the Company also issued a two-year warrant to the Goldstein Limited Partnership to purchase 697,000 shares of the Company’s common stock at an exercise price of $.10 per share. The Company recorded an aggregate charge of $42,715 that was included in interest expensed in the quarter ended December 31, 2012.

Note 9 – Related Party Transactions

The Company conducted its operations from office space in Chicago, Illinois, that was leased by Urban R2 Development Company, LLC ("Urban R2").  Urban R2 is controlled by Gary Rosenberg, the Company's Chief Executive Officer, and during a portion of the fiscal year ended March 31, 2011, the Company agreed to reimburse Urban R2 for fifty percent of its monthly occupancy expenses.  Effective as of April 1, 2011, all of the offices and resources of this office space were maintained for the benefit of the Company. Effective March 1, 2012, the Company’s offices were moved in Chicago to space leased personally by Gary Rosenberg who will be reimbursed for 100% of the operating expenses. For the three and nine month periods ended December 31, 2012, the Company's expenses for this office space totaled approximately $72,000 and $183,000, respectively. For the three and nine month periods ended December 31, 2011, the Company's expenses for office space totaled approximately $64,000 and $234,000, respectively.

Over the period April 1, 2012 through December 31, 2012 the Company advanced funds to Urban R2 totaling $112,200 for use in investing and operations. Urban R2 has repaid $32,500 against the advances resulting in a balance due to the Company as of December 31, 2012 of $79,709.

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

Note 11 – Subsequent Events

On January 16, 2013 a promissory note was issued to the Goldstein Family Partnership, LP which consolidates all previous notes principal balances along with accrued interest issued to Joshua Goldstein, Southshore, Corey Marie Leasing, Arlyne Goldstein and the Goldstein Limited Partnership. These notes including accrued interest were approximately $1,300,000 in the aggregate. The note matures July 16, 2013 and carries an interest rate of 15%.

In January 2013, the Goldstein family purchased and was issued 6,000,000 shares of common stock for $60,000 cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (the “Company”) for the three and nine months ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “us”, “we”, “our”, and similar terms refer to the Company. This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. You should keep in mind that any forward-looking statement made by us in this Form 10-Q and/or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A filed on July 10, 2012 for the fiscal year ended March 31, 2012, and in our periodic reports on Form 10-Q.

OVERVIEW

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a financial services company for its operating subsidiaries. As of December 31, 2012, the close of its most recently completed fiscal quarter, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada Corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing. The acquisition of MBC LLC is contingent on the Company securing the necessary financing to complete the transaction and is expected to close in 2012. The Company intends to expand its holdings by (i) either acquiring additional subsidiaries to facilitate its business plan or (ii) acquiring either minority or controlling interests in companies which we identify as undervalued and/or where our management participation in operations can aid in the recognition of the business’s potential fair value, as well as create additional value, (ii) to make capital investments in a variety of privately held companies, or (iii) invest in real estate assets. The Company anticipates that the primary revenue sources will come from revenues from acquired operations, and interest, dividends, rents, royalties and capital gains (from both loans and equity investments) in both (a) startup companies with proprietary technology and (b) medium sized businesses with an established operating history. Currently, our business has consisted solely of holding mineral rights in a portfolio of minerals and our activities have been limited to the formation of the legal and business structure, business planning, the pursuit of capital and the exploration possible acquisitions and investments.

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

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $945,000, from advances made by the Company’s Chairman and other advances from unaffiliated third parties.

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

Results of Operations

Operating Expenses

Through December 31, 2012, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

Operating expenses for the three months ended December 31, 2012 of approximately $230,700 were incurred relating to travel expenses of approximately $1,300, professional & consulting fees of approximately $150,100, payroll expense of approximately $47,300, and supplies and services of approximately $32,000. Operating expenses for the three months ended December 31, 2011 of approximately $315,000 were incurred relating to travel of approximately $700, consulting fees of approximately $45,300, promotional expense of approximately $500, professional fees of approximately $151,000, payroll expense of approximately $31,000, loss from investment of approximately $45,000 and supplies and services of approximately $41,500.

Operating expenses for the nine months ended December 31, 2012 of approximately $707,100 were incurred relating travel expenses of approximately $1,300, promotional expenses of approximately $137,800, professional & consulting fees of approximately $340,700, payroll expense of approximately $74,600,and supplies and services of approximately $152,700. Operating expenses for the nine months ended December 31, 2011 of approximately $910,000 were incurred relating to travel of approximately $1,500, consulting fees of approximately $137,000, promotional expenses of approximately $1,900, professional fees of approximately $439,000, payroll expense of approximately $111,000, loss from investment of approximately $45,000 and supplies and services of approximately $174,600.

Liquidity and Capital Resources

As of December 31, 2012 the Company had a minimal available cash balance.  Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds in order to continue funding our ongoing operations through fiscal year 2013.

In April 2012, the Company received $180,000 from MBC LLC. The funds were used to pay operating expenses. A $16,000 loan fee was recorded to interest expense at the original maturity date of June 21, 2012. On June 21, 2012 the loan was extended to July 6, 2012 for an additional loan fee of $16,000 that was recorded to interest expense. On July 6, 2012 the maturity date of the note was extended to August 31, 2012 for an additional $16,000 loan fee. On August 312, 2012 the maturity of the note was further extended to January 312, 2013 for an additional loan fee of $50,000 at December 312, 2012 the principal balance was $268,000, of which $40,000 was charged to interest expense during the quarter ended December 31, 2012. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

On May 2, 2012 the Company issued a note to Corey Marie Leasing, LLC in the principal amount of $150,000 that matured on December 15, 2012. The note bears interest at the rate of 15% per annum, and $115,000 of the funds were advanced to the Southshore and $35,000 were used for operating expenses. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

On June 1, 2012 the Company issued a note to the Goldstein Family Limited Partnership in the principal amount of $400,000. The note bears interest at the rate of 15% per annum and matured on December 15, 2012. The funds were advanced to MBC LLC. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

On July 16, 2012 the Company issued a note to Arlyne Goldstein in the principal amount of $30,000. The note bears interest at 10% per annum and matured on December 15, 2012. The funds were used to advance the asset backed note issuance. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

On November 20, 2012 the Company issued a second note to Arlyne Goldstein in the principal amount of $30,000. The note bears interest at 6% per annum and matures February 22, 2013. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

On October 4, 2012 the Company issued a note to Joshua Goldstein in the principal amount of $125,000. The note bears interest at 10% per annum and matured on December 15, 2012. The funds were used for operating expenses. The note has been consolidated into a new note as of January 16, 2013 maturing July 16, 2013.

During December 2012, the company sold 14,000,000 shares of the Company’s common stock for $14,000 to investors pursuant to a stock purchase agreement.

Our common stock currently trades on the OTCBB under the symbol “QLTS.”

We also may initiate corporate bond offerings to raise capital for our planned investments. There can be no assurance that the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At December 31, 2012, the Company had negative working capital of approximately $3,484, 000 and an accumulated deficit of approximately $4,642,000. Since its formation on March 31, 2010 through December 31, 2012, the Company raised approximately $945,000 in cash from the issuance of common stock and approximately $2,599,000 in proceeds from the issuance of notes payable. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2012, the Company’s activities have been limited to its formation, business planning, pursuing capital and the exploration of possible acquisitions and investments.

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

Q LOTUS HOLDINGS, INC.

(A Development Stage Company)

February 19, 2013	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chief Executive Officer

February 19, 2013	/s/ Jorge Gonzalez
Jorge Gonzalez
Chief Financial Officer

