Form 10-K
period 2013-03-31
Q LOTUS HOLDINGS INC
filed 2013-07-15
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
March 31, 2013
Commission File No:  000-52595

Q LOTUS HOLDINGS, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	14-1961383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 North Wacker Drive, Suite 4120, Chicago, IL 60606
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

As of September 30, 2012, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of $.08 per share for the registrant's common stock, as quoted on the Over-the-Counter Bulletin Board was approximately $3,323,581 (calculated by excluding shares owned beneficially by directors, officers and 10% shareholders).  As of June 30, 2013, there were 116,321,967 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
FORM 10-K
ANNUAL REPORT FOR YEAR ENDED MARCH 31, 2013

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements convey our current expectations and projections relating to our financial condition, results of operations, plans, objectives, business strategy, budgets, projected costs, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current fact. These statements may include words such as “anticipate,” “believe,” “can have,” “continue,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. The absence of these words does not necessarily mean that a statement is not forward-looking.

For example, all statements we make relating to our estimated and projected costs, cash flow, growth rate, and financial results, our plans, objectives and strategies, for future operations, growth or initiatives are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

⋅	the effects of competition in the industries we conduct business in today and in the future
⋅	the failure by us to anticipate changes in consumer and business preferences
⋅	the loss of key employees
⋅	changes in general business conditions and other factors which are beyond our control
⋅	our rights and ability to mine, our receipt of the required permits and approvals from governmental authorities
⋅	our substantial indebtedness
⋅	other factors outside our control

In particular, you should consider the numerous risks described in the “Risk Factors” section of this Annual Report on Form 10-K.

Although we believe the expectations reflected in the forward-looking statements are reasonable, in light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

We derive many of our forward-looking statements from our budgets and forecasts, which are based on many assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of know factors, and it is impossible for us to anticipate all factors that would affect our actual results. Important factors that could cause actual results to differ materially from our expectations or cautionary statements are disclosed under Item 1A. “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the “SEC”) and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results we expect or anticipate or, even if substantially realized, they will result in the consequences or affect us or our operations in the way we expect.

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report.

Item 1. BUSINESS

Unless we stated otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “The Company,” “Q Lotus,” “our business,” “our company,” refer to Q Lotus Holdings, Inc. and its consolidated subsidiaries as a combined group.

Our Company

Business Overview

Q Lotus is a Nevada Corporation formed to operate as a resource company with an important focus on natural resources and mining, and interests in finance and real estate. As of March 31, 2013, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company that provides secured financing.

Currently, our business consists solely of holding mineral rights in a portfolio of minerals and our activities through March 31, 2013 have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock, advances made by the Company’s Chairman, related parties, other advances from unaffiliated third parties and issuance of notes payable all totaling approximately $3,800,000.

Corporate History

The Company was originally incorporated as Extreme Home Staging, Inc. on May 2, 2006. The primary revenue-generating activity of this business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace. On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, MarckensieTheresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”). The 30,000,000 shares issued to MarckensieTheresias constituted 57.6% of our issued and outstanding capital stock on a fully diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, QLI became a wholly owned subsidiary of Extreme Home Staging, Inc.

On July 16, 2010, Extreme Home Staging, Inc. underwent a name change toQ Lotus Holdings, Inc. On July 16, 2010, the Company also executed a 3 for 1 common stock split. Accordingly, all common share and per common share information has been restated within this Form 10-K to reflect this stock split.

Plan of Operations and Planned Operating Segments

In June 2013, after completing an internal study of the Mining Claims and following significant discussions among members of our Board of Directors and our industry consultants, we have decided to focus on our natural resource and mining business pursuing the realization of our current mining interests and develop new investment opportunities. We remain committed to our interests in finance and real estate.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was originally formed on March 31, 2010, the Company has had no revenue and has generated losses from operations. At March 31, 2013, the Company had negative working capital of approximately $4,216,000 and an accumulated deficit of approximately $5,561,000. The Company needs to raise additional capital from external sources through different funding initiatives or equity placements in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2013, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

As of July10, 2013, the Company had minimal available cash balances. Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds to continue to meet ongoing operating requirements through fiscal year 2014.

Seasonality and Backlog

Our business is not subject to significant seasonal fluctuations, and there are no material backlogs in our business.

Regulation and Legislation

We are subject to laws and regulations at the local, state and federal levels. These laws and regulations may change from time to time. Any change in these laws and regulations, or their interpretation, couldhave a material adverse effect on our business. See Item 1A. “Risk Factors.”

Research and Development and Environmental Matters

We have not incurred any significant research and development expenses since our formation; nor have we incurred any significant costs or any significant negative effects as a result of compliance with federal, state and local environmental laws.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations or financial condition. Certain statements in “Risk Factors” are forward-looking statements.

Risks Related to our Business

We have a limited operating history upon which to base an investment decision.

We are a development-stage company and as a result we have limited financial information on which you can evaluate an investment in our company. We are subject to all of the business risks and uncertainties associated with any new business including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially or become worthless.

Since the Exchange on July 16, 2010 (as defined in “Company Overview”), our operations have been limited to organizing and exploring business opportunities, performing due diligence reviews of potential target companies and the holding of the Mining Claims. These operations provide a limited basis for you to assess our ability to achieve our business strategy and the advisability of investing in our securities.

The Company may be exposed to various risks under revenue sharing agreements it has entered into in connection with mining claims.

The Company holds mining rights to certain properties located in Utah, Arizona and Oregon.  As consideration for the mining rights, the Company entered into several revenue sharing agreements that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that could be mined and extracted from each respective claim. In valuing the consideration/rights provided to the transferors (rights to receive fees in the future), the Company considered many factors in determining an appropriate fair value for such consideration/rights. Since the Company (i) did not exchange any monetary consideration at the time it acquired the mining rights, (ii) has not conducted any studies as to the magnitude of the cost necessary to extract any value from such mineral rights, and (iii) does not currently have the means to pay for mining and extraction of such rights, the value of such consideration for such rights has been determined to be de minimisand valued at zero for accounting purposes. See Note 13 to the Financial Statements, entitled Commitments and Contingencies, under “Mineral Rights”.

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

In order for us to have the opportunity for future success and profitability, we will need to access the capital markets to raise funds. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We have actively pursued a variety of funding sources and have consummated certain transactions in order to address our capital requirements. We may need to consider raising additional capital through other available sources, including borrowing additional funds from third parties, equity offerings or debt offerings.

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

A negative outlook of lending activities could materially adversely affect our proposed acquisition of Midwest Business Credit, LLC.

MBC does not currently own a portfolio of loans. However, MBC’s ability to originate loans and extend credit may be materially adversely affected by the current state of the credit and lending industry. The likelihood of experiencing delinquencies, impairments and non-accruals on loans that we originate or credit we extend is high.

In light of the lending risks noted above, management periodically reviews the appropriateness of our allowance for credit losses. However, it may be difficult to judge the expected credit performance of loans. Our estimates and judgments with respect to the appropriateness of our allowance for credit losses may not be accurate, and the assumptions we use to make such estimates and judgments may not be accurate. Our allowance may not be adequate to cover credit or other losses related to our loans as a result of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If we were to experience material credit losses related to our loans, such losses could adversely impact our ability to fund future loans and our business and, to the extent losses exceed our allowance for credit losses, our results of operations and financial condition would be adversely affected.

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

We may not qualify for an available exemption from registration as an investment company under the Investment Company Act.

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

Traditionally, the trading volume of our common stock has been limited. For example, for the 30 trading days ended on July9, 2013, the average daily trading volume was approximately 1,931,625 shares per day and on certain days there was no trading activity. During this 30-day period the closing price of our common stock ranged from a high of $0.01to a low of $0.0033.Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. As a result of the limited number of shares being traded, the price per share is subject to more volatility and may continue to be subject to rapid price swings in the future.

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

As of June 30, 2013, our executive officers, directors and/or entities that these individuals are affiliated with, beneficially owned approximately 13.13% of our outstanding common stock. Accordingly, these individuals and entities will be able to significantly influence most, if not all, of our corporate actions, including the election of directors, the appointment of officers, and potential merger or acquisition transactions.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2"). Urban R2 is controlled by Mr. Rosenberg, the Company's Chief Executive Officer, and during the fiscal year ended March 31, 2013, the Company agreed to reimburse Urban R2 for one hundred percent of its monthly occupancy expenses. Over the period April 1, 2012 through March 31, 2013 the Company advanced funds to Urban R2 totaling $113,310 for use in investing and operations. Urban R2 has repaid $32,500 against the advances resulting in a balance due to the Company as of March 31, 2013 of $80,810.In the year ended March 31, 2013 the Company also paid to SL Civic Wacker, LLC a $100,000 deposit as security for office space at 20 N WackerDr, STE 4120, Chicago, IL 60606. For the fiscal years ended March 31, 2013 and 2012, the Company's share of these expenses charged to Q Lotus by Urban R2 totaled approximately $272,000 and $302,000, respectively. As of March 31, 2013 and 2012 amounts owed to Urban R2 included in accounts payable was $14,088 and $11,563 respectively.

Item 3. LEGAL PROCEEDINGS

Our management knows of no material existing or pending legal proceeding, litigation or claim against us. We are notinvolved as a plaintiff in any material existing legal proceeding or pending legal proceeding, litigation or claim. To our knowledge, none of our directors, officers or affiliates, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to a material existing or pending legal proceeding, litigation or claim.

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

The following table sets forth the high and low closing sales prices for our common stock as reported on the OTCBB for the period from April 1, 2011 to March 31, 2013.

Period	High	Low

April 1, 2011/June 30, 2011	$0.99	$0.20
July 1, 2011/September 30, 2011	$0.50	$0.10
October 1, 2011/December 31, 2011	$0.29	$0.03
January 1, 2012/March 31, 2012	$0.33	$0.04

April 1, 2012/June 30, 2012	$0.12	$0.03
July 1, 2012/September 30, 2012	$0.15	$0.05
October 1, 2012/December 31, 2012	$0.06	$0.01
January 1, 2013/March 31, 2013	$0.11	$0.01

The closing price of our common stock on June 20, 2013, as quoted on the OTCBB, was $0.0053per share.

Shareholders

As of June30, 2013, there were116,321,967shares of our common stock outstanding and the Company had 98shareholders of record. The Company’s transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

Dividends

We do not anticipate paying any dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Effective February 19, 2013 the Board adopted and Stockholders approved an Equity Incentive plan setting aside 7,500,000 shares to select Employees, Directors and Consultants to further the growth, development and financial success of the Company by providing a means by which such persons can personally benefit through the ownership of capital stock of the Company; and enable the Company to secure and retain key employees, directors and consultants considered important to the long-term success of the Company by offering such persons an opportunity to own capital stock of the Company.The Equity Incentive Plan agreement was cancelled effective May 31, 2013. As a result 4,000,000 of the 5,000,000 shares of common stock issued as compensation for creation of the plan are to be returned and cancelled.

Issuer Purchases of Equity Securities

We have not announced any currently effective authorization to repurchase shares of our common stock.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus for the fiscal year ended March 31, 2013 should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to the Company. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

OVERVIEW

We are a Nevada corporation formed to operate as a natural resource company with an important focus on natural resources and mining, and interests in finance and real estate. As of March 31, 2013, the close of its most recently completed fiscal year end, the Company had two wholly owned subsidiaries, QLI whose operations through such date have consisted of the acquisition of certain mining claims, and MBC which was formed in order to acquire the assets of MBC LLC an asset based lending company which provides secured financing.

We are a development stage company and are in our initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $1,005,000 from advances made by the Company’s Chairman, related parties and other advances from unaffiliated third parties.

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

Our critical accounting policies include the following:

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments be recorded at their fair value on the date of a grant, using the Black-Scholes Option Valuation Model method for stock options and the quoted price of its common stock for unrestricted shares that are amortized over the vesting period of the award. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of a grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for the Company’sshares, before and after the non-cash share payment date.

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

The Company follows the provisions of ASC 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has filed its initial Federal and state income tax returns for the year ended March 31, 2012. The Company has no material uncertain tax positions that would require recognition in the financial statements as of March 31, 2013 and 2012.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. As of March 31, 2013 and 2012, no penalties or interest were required to be recorded.

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

Results of Operations

Operating Income/Loss

We have no operating income. As of March 31, 2013, our operating losses amounted to approximately $2,225,000 compared with $1,968,000 at March 31, 2012.

General and Administrative Expenses

Through March 31, 2013, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

Operating expenses for the fiscal year ended March 31, 2013 of approximately $1,391,000 were incurred relating to travel of approximately $19,000, consulting fees of approximately $581,000, promotional expenses of approximately $138,000, professional fees of approximately $314,000, payroll expense of approximately $119,000, and supplies and services of approximately $220,000.

Operating expenses for the fiscal year ended March 31, 2012 of approximately $1,595,000 were incurred relating to travel of approximately $1,500, consulting fees of approximately $286,000, promotional expenses of approximately $30,000, professional fees of approximately $636,500, payroll expense of approximately $125,000other income/expense of approximately $280,000 and supplies and services of approximately $236,000.

Interest Expenses

As of March 31, 2013, the Company’s interest expense amounted to approximately $837,000 compared with $328,000 at March 31, 2012. The increase is the result of added Debt and Interest incurred in connection with Note extensions.

Net Loss

As of March 31, 2013 we have cumulative net losses of approximately $5,561,000 due to the factors noted above.

Liquidity and Capital Resources

As of March 31, 2013, the Company had minimal available cash balances. Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds in order to continue funding our ongoing operations through fiscal year 2014, as we do not believe that cash generated through operations and our current financing arrangements will be sufficient to meet our current expenses, capital requirements, anticipated capital expenses and scheduled debt payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.Since March 31, 2010 (inception), the Company has had no revenue and has generated losses from operations. At March 31, 2013, the Company had negative working capital of approximately $4,216,000, and an accumulated deficit of approximately $5,561,000. During the period from March 31, 2010 (inception) through March31, 2013, the Company raised approximately $1,005,000 in cash from the issuance of common stock and approximately $2,860,000 in proceeds from the issuance of short-term notes. These funds were primarily used in ongoing operations, to formulate business plans and explore opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligation.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2013, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

Contractual Obligations

As of March 31, 2013 the total of our contractual commitments, including the repayment of our debt obligations, is summarized as follows:

	Total	Less than 1 year	1-3 years
Note payables	3,089,936	3,089,936	0
Interest payments on notes	71,657	71,657	0
Note payables – related parties	195,949	195,949	0
Note payable – on demand	6,000	6,000	0

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2013.

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

Management’s Annual report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

⋅	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the registrant;

⋅	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

⋅	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

 Our management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2013, our internal control over financial reporting was not effective.

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

In connection with the audit of our annual 2013 consolidated financial statements, our independent auditors also identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no other information to be disclosed by the Company during the fourth quarter of fiscal year 2013 that has not been reported on a current report on Form 8-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information for each director and executive officer of the Company.

Name	Age	Position

Gary A. Rosenberg	72	Chairman of the Board,Director, President and Chief Executive Officer (CEO)

Jorge Gonzalez	49	Chief Financial Officer (CFO)

Tim Bellcourt	54	Director

Robert H. Brennan	52	Director

Robert H. Daskal	71	Director

Steven Greenberg	46	Director

Daniel Kurzweil	45	Director

Brian Ulione	58	Director

Gary A. Rosenberg has served as Chief Executive Officer and a Director of the Company since January 28, 2011. He was also named President of Q Lotus on May 10, 2012, and was elected as Chairman of the Board on December 21, 2012.Mr. Rosenberg is currently President and Chief Executive Officer of Urban R2 Development Company LLC, a position he has held since January 2005. Mr. Rosenberg also served as a Director and Chairman of the Audit Committee of National Holdings Corporation (NHLD.OB) from 2000 to July 2008. In February 2004, Mr. Rosenberg filed for bankruptcy protection under Chapter 7 in the U.S. Bankruptcy Court for the Northern District of Illinois. Mr. Rosenberg also created the real estate program at The Kellogg Graduate School of Management at Northwestern University, founded and chaired its Real Estate Research Center, and currently sits on its Board. Mr. Rosenberg received his BS and MBA from Northwestern University and his JD from the University of Wisconsin.

Jorge Gonzalez (CFO) is a well respected financial planner in South Florida who has recently joined our management team. He is the founder, President & CEO of Synergy Financial Group, Inc., an independent financial planning and advisory firm that specializes in providing creative financial programs to expand and preserve wealth. Since forming his company in 1989, Jorge has led Synergy to become a well established, stable, and responsive organization. In the last two decades his company has helped thousands of educators, individuals, and small businesses achieve and preserve their assets, promote steady growth, and achieve financial success. Jorge is a certified financial planner and holds licenses in insurance and securities. He is a member in good standing with the Financial Planning Association (FPA). Although his primary duties revolve around finance. His thorough preparation and his 22 years of first hand business management experience serves as a tremendous asset to our firm. Jorge has extensive expertise in budget management, organizational planning, and marketing skills. His contribution brings greater value and certainty of success to all of our current and future acquisitions.

Tim Bellcourt has served as a Director of the Company since December 21, 2012.Timothy D. Bellcourt (Director) is currently President and CEO of Midwest Business Credit, LLC. His asset-based lending experience covers more than 25 years in the industry. He has work for organizations such as GE Capital Corporation, NBD Business Credit, LaSalle Business Credit, and US Bank. His background includes audit, loan administration, portfolio management, credit underwriting and marketing. During the past fifteen years, Het has successfully started two separate independent asset base lending companies. Mr. Bellcourt started Midwest Business Credit, Inc. in 1997. He then sold the company in 2000 to Business Alliance Capital Corporation (BACC). Mr. Bellcourt and former partner ran the Midwest region for BACC for the next three years. Then in 2004, He started Midwest Business Credit, LLC.

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

Involvement in Certain Legal Proceedings

Other than Mr. Rosenberg(as described above), none of the proposed directors has, during the past ten years:

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

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our common stock, failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, other than, MilkaFixler, our former sole director and executive officer, who failed to file any Form 3 or 4 with the SEC for our predecessor company, Mr. Theresias, a former director, who filed a Form 3 and Form 4 late and Mr. Rosenberg, who failed to timely file his Form 3.

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

Board Meetings and Annual Meeting

In the fiscal year ended March 31, 2013, our Board of Directors met threetimes and we did not hold an annual meeting of stockholders in 2012. All directors have made at least 100% of the meetings of directors held during the period for which such directors served as directors. Directors will be encouraged to attend annual meetings of shareholders if scheduled, but we do not anticipate having a formal policy requiring them to do so.

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

Board Leadership Structure and Role on Risk Oversight

Gary A. Rosenberg currently serves as the Company’s Chairman, President, Chief Executive Officer and a director. At present, we have determined this leadership structure is appropriate for the Company due to our small size and limited operations and resources. As a result, no policy has been adopted that requires the combination or separation of leadership roles and our governing documents do not mandate a particular leadership structure. This has allowed our Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

Board Compensation

On September 28, 2011 the Board of Directors agreed to accrue compensation for independent Board Members in the amount of $13,500 each and to accrue at the end of each subsequent quarter $4,500 each, to be paid when cash is available. It was also resolved on February 27, 2012 to issue 25,000 shares of stock to independent directors and 250,000 shares of stock to Dan Kurzweil. In December 2012, the Company authorized the return and cancellation of the 250,000 shares of common stock issued to Mr. Kurzweil and 25,000 shares issued to one director. In February 2013 the Company issued 500,000 shares of common stock issued to Mr. Kurzweil and 25,000 shares issued to one director. All travel and lodging expenses of the Board of Directors and Members associated with corporate matters are reimbursed by us, if and when incurred.

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

Stockholder Communication with the Board of Directors

Stockholders may send communications to our Board of Directors by writing to: 20 North Wacker Drive, Suite 4120, Chicago, IL 60606, Attention: Board of Directors.

Item 11. EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes all compensation earned by or paid to our current Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) during the fiscal years ended March 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary A.	2012		$0	0	0	0	0	0	0	$0
Rosenberg, Chief Executive Officer	2013	*$	25,946	0	0	0	0	0	0	$25,946

Jorge	2012		$0	0	0	0	0	0	0	$0
Gonzalez, Chief Financial Officer	2013		$0	0	$40,000	0	0	0	0	$40,000

* Indirect Compensation expense included in shared expenses with Urban R2

We have not issued any stock options since our formation onMarch 31, 2010. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in a named executive officer’s responsibilities following a change in control.

Option Grants

We did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.

Employment Agreements

As of this time, we do not have any employment agreements with any of our executive officers.

Outstanding Equity Awards

None.

Bonuses and Deferred Compensation

The Company does not have any bonus, deferred compensation or retirement plan. Decisions regarding compensation will be determined by our compensation committee once it is established. Our compensation committee will consist of our three independent directors effective until the expiration of the ten-day period following the mailing of the Schedule 14f-1 to the Company’s shareholders.

Compensation of Directors

On September 28, 2011, the board agreed to accrue compensation for independent Board Members in the amount of $13,500 each and to accrue at the end of each subsequent quarter $4,500 each, to be paid when cash is available. It was resolved on February 27, 2012 to issue 25,000 shares of stock to the independent directors and 250,000 shares to Dan Kurzweil.In December 2012, the Company authorized the return and cancellation of the 250,000 shares of common stock issued to Mr. Kurzweil and 25,000 shares issued to one director. In February 2013 the Company issued 500,000 shares of common stock to Mr. Kurzweil and issued 25,000 shares to one director.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee. All compensation matters are approved by the full Board.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The holders of the Company’s Common Stock are entitled to one vote per share of Common Stock held on all matters submitted to a vote of stockholders and have equal rights to receive dividends, when and if declared by our Board of Directors, out of funds legally available for such purpose. In the event of liquidation, holders of the Company’s Common Stock are entitled to share ratably in the net assets of the Company available for distribution to stockholders. The table below sets forth the number and percentage of shares of our Common Stock owned as of June30, 2013, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our officers and directors, and (iii) our officers and directors as a group. As of June30, 2013, there were116,321,967shares of our Common Stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Title of Class	Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership(2)	Percent of Class(2)

Common Stock	Joshua T Goldstein 4 Executive Blvd STE 20 Suffern, NY 10901	17,500,000	16.23%

Common Stock	MarckensieTheresias 475 Brickell Avenue Miami, FL 33131	5,670,000	5.26%

Common Stock	Gary A. Rosenberg 20 North Wacker Drive Suite 4120 Chicago, IL 60606	11,600,000	11.59%

Common Stock	All officers and directors as a group (8 persons)	12,225,000	12.22%

____________________________
(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)	Under Rule 13d-3 of the Exchange Act, shares not outstanding but subject to options, warrants, rights, or conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights, or conversion privileges outstanding at this time.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2"). Urban R2 is controlled by Mr. Rosenberg, the Company's Chief Executive Officer, and during the fiscal year ended March 31, 2013, the Company agreed to reimburse Urban R2 for one hundred percent of its monthly occupancy expenses. Over the period April 1, 2012 through March 31, 2013 the Company advanced funds to Urban R2 totaling $113,310 for use in investing and operations. Urban R2 has repaid $32,500 against the advances resulting in a balance due to the Company as of March 31, 2013 of $80,810.In the year ended March 31, 2013 the Company also paid to SL Civic Wacker, LLC a $100,000 deposit as security for office space at 20 N WackerDr, STE 4120, Chicago, IL 60606. For the fiscal years ended March 31, 2013 and 2012, the Company's share of these expenses charged to Q Lotus by Urban R2 totaled approximately $272,000 and $302,000, respectively. As of March 31, 2013 and 2012 amounts owed to Urban R2 included in accounts payable was $14,088 and $11,563 respectively.

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

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system that has a requirement that directors be independent. However, we believe that a strong presence of independent, non-employee directors is beneficial to our Company. Currently, Tim Bellcourt, Robert H. Daskal, Daniel Kurzweil, Steven Greenberg, Brian Ulione and Robert H. Brennan are independent directors. We evaluate independence by the standards for director independence established by the Marketplace Rules of The Nasdaq Stock Market.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $200,000 or five percent of the provider’sorrecipient’s consolidated gross revenues for that year, as applicable.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees for professional services rendered was $126,500 and $129,000 for the Company’s annual financial statements for the fiscal years ended March 31, 2013 and 2012, respectively, which services include the cost of the quarterly review of the condensed financial statements for the fiscal years ended March 31, 2013 and 2012.

Audit-Related Fees. “Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” mentioned above. There were no such services provided in fiscal years 2013 and 2012.

Tax Fees. Tax fees billed include fees for tax compliance, tax advice or tax planning. The aggregate fees for these services rendered was $4,500 and $4,500 for the fiscal years ended March 31, 2013 and 2012, respectively.

All Other Fees. “All other fees” consists of fees for products and services other than those products and services reported above. There were no other products and services provided in fiscal years 2013 and 2012.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following financial statements are included in Part II, Item 8:

1.         Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Balance Sheets, March 31, 2013 and March 31, 2012
Statements of Operations for the Years ended March 31, 2013 and March 31, 2012
Statement of Changes in Stockholders' Equity for the Years ended March 31, 2013 and March 31, 2012
Statements of Cash Flows for the Years ended March 31, 2013 and March 31, 2012
Notes to Consolidated Financial Statements

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

Q LOTUS HOLDINGS, INC.
(Registrant)

Date: July 15, 2013	By:	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chairman of the Board, Director, President, Chief Executive Officer and Principal Executive Officer

Date: July 15, 2013	By:	/s/ Jorge Gonzalez
Jorge Gonzalez
Chief Financial Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2013	By:	/s/Gary A. Rosenberg
Gary A. Rosenberg
Chairman of the Board and Director

Date: July 15, 2013	By:	/s/Tim Bellcourt
Tim Bellcourt
Director

Date: July 15, 2013	By:	/s/ Robert H. Brennan
Robert H. Brennan
Director

Date: July 15, 2013	By:	/s/ Robert H. Daskal
Robert H. Daskal
Director

Date: July 15, 2013	By:	/s/ Steven Greenberg
Steven Greenberg
Director

Date: July 15, 2013	By:	/s/ Daniel Kurzweil
Daniel Kurzweil
Director

Date: July 15, 2013	By:	/s/ Brian Ulione
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

3.10        Warrant, dated March 16, 2012, previously filed as Exhibit 3.10 to the Company’s Form 8-K filed June 11, 2012 and hereby incorporated by reference.

3.11        Warrant, dated March 16, 2012,previously filed as Exhibit 3.11 to the Company’s Form 8-K filed June 11, 2012 and hereby incorporated by reference.

9.1          Voting Trust Agreement, dated August 24, 2010, by and between Real Holdings Capital, LLC and MarkensieTheresias, previously filed as Exhibit 9.1 to the Company’s Form 10-K filed July 14, 2011 and hereby incorporated by reference.

10.1        Stock Purchase Agreement, dated April 15, 2010, by and among Extreme Home Staging Inc., MilkaFixlar, Esther Ackerman and MarkensieTheresias, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2010 and hereby incorporated by reference.

10.2        Agreement and Plan of Share Exchange, dated as of June 11, 2010, by and between Extreme Home Staging Inc. and Q Lotus, Inc. previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2010 and hereby incorporated by reference.

10.3        Cancellation Agreement, dated as of June 11, 2010, by and between Extreme Home Staging Inc. and MarkensieTheresias previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2010 and hereby incorporated by reference.

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

10.19      Promissory Note, dated September 8, 2011, between the Registrant and EstefaniaUrso, previously filed as Exhibit to the Company’s 8-K filed September 14, 2011 and hereby incorporated by reference.

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

10.26      Promissory Note, dated January 18, 2012, between the Registrant and Southshore Real Estate Development, LLC,previously filed as Exhibit 10.22 to the Company’s 8-K filed January 24, 2012 and hereby incorporated by reference.

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

10.29      Amendment to Promissory Note, dated January 18, 2012, between the Q Lotus and EstefaniaUrso, previously filed as Exhibit 10.25 to the Company’s 8-K filed January 30, 2012 and hereby incorporated by reference.

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

10.38      Amendment to Promissory Note, dated April 17, 2012, between the Q Lotus and EstefaniaUrso, previously filed as Exhibit 10.34 to the Company’s 8-K filed April 20, 2012 and hereby incorporated by reference.

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

10.41      Promissory Note, dated May 2, 2012, between the Registrant and Corie Marie Leasing, LLC, previously filed as Exhibit 10.37 to the Company’s 8-K filed May 7, 2012 and hereby incorporated by reference.

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

10.45      Promissory note, dated April 27, 2012, between Registrant and MB Business Credit, LLC, previously filed as Exhibit 10.41 to the Company’s 8-K filed June 15, 2012 and hereby incorporated by reference.

10.46      Security Agreement, dated April 27, 2012 between Registrant and MB Business Credit, LLC, previously filed as Exhibit 10.42 to the Company’s 8-K filed June 15, 2012 and hereby incorporated by reference.

10.47      Partnership Agreement dated July 10, 2012 between Q Lotus Holdings, Inc. and Q Lotus Holdings, Ltd., a company registered in Hong Kong, previously filed as Exhibit 10.43 to the Company’s 8-K filed July 20, 2012 and hereby incorporated by reference.

10.48      Collateral Agreement, dated July 1, 2012, between Registrant and US Bank, previously filed as Exhibit 10.44 to the Company’s 8-K filed August 9, 2012 and hereby incorporated by reference.

10.49      Trust Indenture, dated July 30, 2012 between Registrant and US Bank, previously filed as Exhibit 10.45 to the Company’s 8-K filed August 9, 2012 and hereby incorporated by reference.

10.50      Secured Note R1 in the amount of $500,000 due July 30, 2025 with an interest rate of 6.25% previously filed as Exhibit 10.46 to the Company’s 8-K filed August 9, 2012 and hereby incorporated by reference.

10.51      Secured Note R2 in the amount of $500,000 due July 30, 2025 with an interest rate of 6.25% previously filed as Exhibit 10.47 to the Company’s 8-K filed August 9, 2012 and hereby incorporated by reference.

10.52      Modified Purchase Rights and Completion Agreement dated October 15, 2012 between the Registrant and Prospect Silica Enterprises, Inc. previously filed as Exhibit 10.48 to the Company’s 8-K filed November 5, 2012 and hereby incorporated by reference.

10.53      Resignation Letter from MarckensieTheresias dated December 17, 2012, previously filed as Exhibit 10.49 to the Company’s 8-K filed December 21, 2012 and hereby incorporated by reference.

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
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Q Lotus Holdings, Inc. (the “Company”) (a development stage company) as ofMarch 31, 2013 and March 31, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception of the Company on March 31, 2010 to March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q Lotus Holdings, Inc., as of March 31, 2013 and March 31, 2012, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception of the Company on March 31, 2010 to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

New York, NY
July 15, 2013

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31	March 31
	2013	2012

Assets
Current Assets
Cash	$156	$14
Prepaid expenses	25,000	2,500

Total Current Assets	25,156	2,514

Property and Equipment, Net	22,892	35,751

Non-Current Assets
Due from Urban R2 - related party	180,810	-
Advances to Southshore Development	115,000	-
Advance to MBC LLC	400,000	-
Other assets	4,038	-

Total Non-Current Assets	699,848	-

Total Assets	$747,896	$38,265

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$712,561	$269,454
Accrued interest	71,657	20,673
Demand note payable	6,000	6,000
Notes Payable - related parties	195,949	194,375
Convertible note payable, net of debt discount $17,407 and $0 as of March 31, 2013 and March 31, 2012 respectively	64,593	75,500
Derivative liability	100,762	-
Notes Payable	3,089,936	1,399,607

Total Current Liabilities	4,241,458	1,965,609
Commitments and Contingencies

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 400,000,000 shares authorized,
100,062,234 and 56,349,057 shares issued and outstanding at
March 31, 2013 and March 31, 2012, respectively	10,006	5,635
Additional paid-in-capital	2,105,838	1,540,325
Deferred Compensation	(48,370)	(137,500)
Deficit accumulated during development stage	(5,561,036)	(3,335,804)

Total Stockholders' (Deficit) Equity	(3,493,562)	(1,927,344)

Total Liabilities and Stockholders' (Deficit) Equity	$747,896	$38,265

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Fiscal	For the Fiscal	March 31, 2010
	Year Ended	Year Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$—	$—	$—

Operating Expenses	(1,391,437)	(1,594,467)	(4,335,023)

Other Income/(Expense)
Impairment of Investment	—	(45,250)	(45,250)
Interest Expense	(837,389)	(328,077)	(1,184,358)
Change in fair value of derivative liability	111,730	—	111,730
Amortization of debt discount	(108,136)	—	(108,136)

Total Other Income/(Expense)	(833,795)	(373,327)	(1,226,014)

Net Loss	$(2,225,232)	$(1,967,794)	$(5,561,036)

Net Loss per Common Share:
Basic and diluted	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding
Basic and diluted	64,278,873	53,927,134

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

						Total
						Stockholders'
	Common Stock		Additional	Accumulated	Deferred	(Deficit)
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2011	53,727,994	$5,373	$1,181,208	$(1,368,011)	$(137,500)	$(318,930)

Warrants cancelled	-	-	(16,659)	-	-	(16,659)

Warrants issued	-	-	10,038	-	-	10,038

Amortization of compensation for services	-	-	-	-	137,500	137,500

Shares issued as fee payment	84,246	8	9,992	-	-	10,000

Shares issued for interest	350,000	35	34,965	-	-	35,000

Shares issued for services	500,000	50	164,950	-	(165,000)	-

Shares issued to directors and consultants	850,000	85	118,915	-	-	119,000

Amortization of compensation for services	-	-	-	-	27,500	27,500

Shares issued as conversion of loan principal	836,817	84	36,916	-	-	37,000

Net loss	-	-	-	(1,967,793)	-	(1,967,793)

Balances - March 31, 2012	56,349,057	5,635	1,540,325	(3,335,804)	(137,500)	(1,927,344)

Shares issued for services	5,000,000	500	49,500	-	(50,000)	-

Amortization of compensation for services	-	-	-	-	139,130	139,130

Shares issued as conversion of loan principal	13,163,177	1,316	91,984	-	-	93,300

Warrants Issued for services	-	-	54,333	-	-	54,333

Shares issued for cash — $0.01 per share	20,000,000	2,000	198,000	-	-	200,000

Cancellation of shares	(775,000)	(78)	78	-	-	-

Shares issued to directors and consultants for services	6,325,000	633	171,618	-	-	172,251

Net loss	-	-	-	(2,225,232)	-	(2,225,232)

Balances - March 31, 2013	100,062,234	$10,006	$2,105,839	$(5,561,036)	$(48,370)	$(3,493,562)

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Fiscal	For the Fiscal	March 31, 2010
	Year Ended	Year Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from Operating Activities
Net Loss	$(2,225,232)	$(1,967,793)	$(5,561,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,693	10,293	31,054
Amortization of deferred compensation	139,130	165,000	316,630
Loss on disposal of assets	12,726	—	34,641
Fair value of warrants issued for services	54,333	(6,621)	64,372
Default and other financing interest	605,078	222,500	827,578
Stock based compensation	172,251	129,000	516,291
Investment impairment	—	45,250	45,250
Amortization of debt discount	108,136	—	108,136
Change in fair value of derivative liabilities	(111,730)	—	(111,730)
Changes in operating assets and liabilities
Prepaid expenses	(22,500)	23,314	(25,000)
Other assets	(4,038)	—	(4,038)
Accounts payable and accrued expenses	443,107	167,598	712,560
Accrued interest	50,984	18,412	71,657

Net Cash Used in Operating Activities	(767,062)	(1,193,047)	(2,973,635)

Cash Flows from Investing Activities
Purchase of property and equipment	(10,560)	—	(88,588)
Investment and advances	(695,810)	(250)	(741,060)

Cash Used in Investing Activities	(706,370)	(250)	(829,648)

Cash Flows from Financing Activities
Proceeds from demand note payable	—	6,000	6,000
Proceeds from convertible notes payable	97,000	112,500	209,500
Proceeds from notes payable - related parties	37,449	52,500	252,449
Repayment of notes payable - related parties	(35,875)	(20,625)	(56,500)
Proceeds from short term notes payable	1,175,000	1,012,107	2,387,108
Proceeds from the issuance of common stock	200,000	—	1,004,882

Cash Provided by Financing Activities	1,473,574	1,162,482	3,803,439

Net (Decrease) Increase in Cash and Cash Equivalents	142	(30,815)	156

Cash and Cash Equivalents - Beginning	14	30,829	—

Cash and Cash Equivalents - Ending	$156	$14	$156

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	47,063	55,680	$102,743
Cash paid for taxes	—	—	—
Supplemental Disclosure of Non-Cash Information
Conversion of promissory note to stock	$90,500	37,000	$127,500

See the accompanying notes to these consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Note 1 - Organization and liquidity

Organization

Q Lotus is a Nevada Corporation formed to operate as a natural resources company with an important focus on natural resources, and mining, and interests in finance and real estate. As of March 31, 2013, the close of its most recently completed fiscal year end, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company that provides secured financing.

Currently, our business consists solely of holding mineral rights in a portfolio of minerals and our activities through March 31, 2013 have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

The Company is a development stage company and is in its initial stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock, m advances made by the Company’s Chairman, related parties, other advances from unaffiliated third parties and the issuance of notes payable all totaling approximately $3,800,000.

The Company was originally incorporated as Extreme Home Staging, Inc. in 2006. The primary revenue-generating activity of this business until June 11, 2010 was home staging, which is the art and process of preparing a house, a condominium, or any private residence to be as visually and aesthetically pleasing as possible prior to going up for sale in the real estate marketplace. On June 11, 2010, Extreme Home Staging, Inc. entered into and closed an Agreement and Plan of Share Exchange with QLI and its sole shareholder, MarckensieTheresias, pursuant to which Extreme Home Staging, Inc. acquired 100% of the issued and outstanding capital stock of QLI in exchange for the issuance of 30,000,000 shares of Extreme Home Staging, Inc. common stock, par value $0.0001 (the “Exchange”). The 30,000,000 shares issued to MarckensieTheresias constituted 57.6% of our issued and outstanding capital stock on a fully diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein QLI was considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, QLI became a wholly owned subsidiary of Extreme Home Staging, Inc.

On July 16, 2010, Extreme Home Staging, Inc. underwent a name change to Q Lotus Holdings, Inc. On July 16, 2010, the Company also executed a 3 for 1 common stock split. Accordingly, all common share and per common share information has been restated within this Form 10-K to reflect this stock split.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since Q Lotus was originally formed on March 31, 2010, the Company has had no revenue and has generated losses from operations. At March 31, 2013, the Company had negative working capital of approximately $4,216,000 and an accumulated deficit of approximately $5,561,000. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2013, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and exploration of possible acquisitions and investments.

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

Advertising Expenses

Advertising and marketing costs are expenses as incurred. Advertising expenses for the fiscal years ended March 31, 2013 and 2012 were approximately $138,000 and $30,000, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments be recorded at their fair value on the date of grant, using the Black-Scholes Option Valuation Model method for stock options and the quoted price of its common stock for unrestricted shares and are amortized over the vesting period of the award. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of a grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historical fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment.

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

The Company follows the provisions of ASC 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has filed its initial federal and state income tax returns for the year ended March 31, 2012. The Company has no material uncertain tax positions that would require recognition in the financial statements as of March 31, 2013 and 2012.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. As of March 31, 2013 and 2012, no penalties or interest were required to be recorded.

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

Financial liabilities measured at fair value on a recurring basis are summarized below:
Fair value measurements at March 31, 2013
Quoted prices in
		active markets for	Significant	Significant
		unobservable	other	observable
	March 31,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$100,762			$100,762

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31,	March 31,
	2013	2012

Beginning Balance	$—	$—
Aggregate fair value of derivative issued	$126,754	$—
Derivative issued in connection with debt	$85,738	$—
Change in fair value of derivative included in results of operations	$(111,730)	$—

Ending Balance	$100,762	$—

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the year ended March 31, 2013 excludes potentially dilutive securities, including warrants of 6,356,000 and convertible securities of 16,164,700, because their inclusion would be anti-dilutive. The computation of loss per share for the year ended March 31, 2012 excludes potentially dilutive securities, including warrants of 4,507,000 and convertible securities of 200,000, because their inclusion would be anti-dilutive.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2013	March 31, 2012
Computers and office equipment	$29,170	$29,944
Computer equipment	-	21,520
Furniture and Fixtures	2,910	-
	32,080	51,464

Less: Accumulated depreciation	(9,188)	(15,713)

Property and equipment, net	$22,892	$35,751

Depreciation expense was $10,693, $10,293, and $33,713 for the years ended March 31, 2013 and 2012 and for the period from March 30, 2010 (inception) to March 31, 2013, respectively.

Note 4 – Advances

During the year ended March 31 2013, the Company made advances to Southshore Real Estate Development, LLC, in the amount of $115,000 to secure development rights for a real estate project to revitalize the downtown commercial district of Lake Zurich Illinois and is refundable by September 30, 2013. Q Lotusalso advanced funds to MBC LLC in the amount of $400,000. Monies advanced to MBC LLC are to be converted to capital as part of the Company’s desire to acquire MBC LLC. If the acquisition is ultimately not consummated within one year by June 1, 2014, MBC LLC is required to repay such advances to Q Lotus upon its request.

Note 5 – Debt

Demand Note Payable

In April 2011, the Company received an advance of $6,000 from an unaffiliated third party that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

Notes Payable – Related Parties

In July 2010 the Company received an advance totaling $22,500 from a minority shareholder of the Company that was used to pay operating expenses.  In October 2010, the Company entered into a loan agreement with this shareholder as was advanced $140,000 to pay operating expenses.  Both the advance and the note are non-interest bearing and payable on demand. Total amount due to this lender was $162,500 at March 31, 2013.

In May 2011 the Company received an advance of $7,500   from a minority shareholder of the Company to pay operating expenses. The note is non-interest bearing and payable on demand. In August 2011 the Company received advances of $5,000  and $15,000 from this shareholder to pay operating expenses. These advances are non-interest bearing and payable on demand. Payments were made of $5,000 on August 12, 2011, $5,625 on September 12, 2011 and $10,000 on December 5, 2011, resulting in a balance due of $6,875 as of March 31, 2012. The full balance due of $6,875 was paid in April, 2012.

In March 2012, the Company received an advance of $25,000   from an officer of the Company to pay operating expenses. This note is non-interest bearing and payable on demand. In 2013 the Company received and additional $31,429 of which $29,000   was repaid resulting in a balance due at March 31, 2013 of $27,429.

In August and September of 2012 the Company received and advance of $6,020 from an officer of the Company to pay operating expenses. This note is non-interest bearing and payable on demand.

Notes Payable

Notes payable consist of the following:

	March 31, 2013	March 31, 2012
Southshore	$—	$582,107
Bellcourt	425,000	250,000
Husain	280,000	187,500
Urso	150,000	150,000
MBC, LLC	298,000	—
Goldstein Family Partnership, LP	1,706,936	—
Powers	230,000	230,000

Total notes payable	$3,089,936	$1,399,607

Southshore Note

At March 31, 2012, the Company had a $582,107 promissory note to Southshore Real Estate Development, LLC (“Southshore”), an unaffiliated third party to pay operating expenses. This note bears interest at the rate of 11% per annum and was due on July 31, 2012. The note was consolidated into the Goldstein Family Partnership, LP note as of January 16, 2013.

Bellcourt Note

On September 12, 2011, the Company issued a note to Timothy Bellcourt, in the principal amount of $125,000   that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Bellcourt $250,000. In the event that certain conditions of the note are not satisfied, Mr. Bellcourt may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. The maturity date of the note was extended to May 31, 2012, and further extended to June 30, 2013. At March 31, 2013, the principal balance as recorded was $425,000 including default interest of $300,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Husain Note

On September 12, 2011, the Company issued a note to Matloob Husain, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Husain $187,500. In the event certain conditions of the note are not satisfied Mr. Husain may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. The maturity date of the note was extended to May 31, 2012, and further extended to June 30, 2013. As of March 31, 2013, the principal balance as recorded was $280,000 including default interest of $155,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Urso Note

On September 12, 2011, the Company issued a note to Estefania Urso, in the principal amount of $150,000 that matured on January 10, 2012 and was extended to June 30, 2012. Upon maturity, the Company will pay Ms. Urso $150,000. In the event that certain conditions of the note are not satisfied and escrowed funds are not returned to the Company, then the Company will be obligated to repay the principal amount of the loan, plus interest ($180,000 in the aggregate) to Ms. Urso in shares of the Company's common stock, valued at the date of repayment. On March 14, 2012  , the Company provided 350,000  shares of Company common stock to Ms. Urso valued at $.10  per share to compensate her for $35,000 accrued interest. At March 31, 2013, the principal balance as recorded was $150,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Powers Note

In December 2011, the Company entered into a $100,000 note agreement with an unaffiliated third party. These funds were used to pay operating expenses. The note bears interest at the rate of 10% per annum, matured on May 31, 2012 and was extended to August 31, 2012. In January 2012, the principal amount of this note was increased to $130,000, and in March 2012, the principal amount of the note was further increased to $230,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

MBC LLC Note

In April 2012, the Company received $180,000 from MBC LLC. The funds were used to pay operating expenses. A $16,000 loan fee was recorded to interest expense at the original maturity date of June 21, 2012. On June 21, 2012 the loan was extended to July 6, 2012 for an additional loan fee of $16,000 that was recorded to interest expense. On July 6, 2012 the maturity date of the note was extended to August 31, 2012 for an additional $16,000 loan fee. On August 31, 2012 the maturity of the note was further extended to January 31, 2013 for an additional loan fee of $50,000. On January 31, 2013 the maturity of the note was further extended to June 30,2013 for an additional loan fee of $50,000. At March 31, 2013, the principal balance was $298,000, of which $ 118,000  was charged to interest expense during the year ended March 31, 2013. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Goldstein Family Note

In January 2013, The Company entered into a promissory note agreement with Goldstein Family Partnership, LP (“Goldstein”) whereby certain promissory notes in the aggregate of $796,884 including principle and accrued interest issued to individuals and entities related to Goldstein during the year were consolidated in a single 15% promissory note. In addition, the Southshore note in the amount of $650,052 was consolidated into the note as well. Pursuant to the terms of the Note agreement and as amended, the Company received proceeds in the amount of $260,000. The principal balance as of March 31, 2013  is $1,706,936 and bears interest at a rate of 15% per annum. The note matures July 16, 2013.

As part of the note agreement with Goldstein, the Company agreed to purchase a 51% interest in Southshore Real Estate Development, LLC (“Southshore”) whereby the Company will be responsible to pay a total of $5.2 million including an additional $3.2 million as defined in the original note agreement. The Company has yet to consummate and execute the asset purchase agreement and transfer title of the interest in Southshore.

The note also contains a cross default provision, and since the Company is currently in default on other indebtedness, the Company is technically in default on this note as well.

The Company is currently in discussion with Goldstein to extend the maturity date of the Note. There can be no assurance that Company will be successful in its effort to obtain an extension.

Convertible Note Payable

The Company has entered into several financing transaction with Asher Enterprises, Inc., ("Asher") pursuant to which the Company issued convertible notes to Asher in the aggregate amount of $209,500. The notes have been unsecured, and provide for the conversion of all principal and interest outstanding under the notes into shares of the Company's common stock beginning six months after the issuance date of the respective notes (“conversion date”), at a rate of 55% of the market price (no lower than $0.01) of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the notes require 61  days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

The conversion price of the Notes is subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of common stock subject to the Note may be adjusted in the event of mergers, distributions, a sale of substantially all of the Company's assets, tender offers and dilutive issuances.

In connection with the financings, the Company entered into a Securities Purchase Agreement that grants Asher a limited right of first refusal in the event the Company wishes to obtain additional working capital loans that are under $150,000. During the fiscal year ended March 2012, Asher converted $37,000 of convertible notes into 836,817 shares of common stock of the Company at variable conversion prices as defined in the note agreement. During the fiscal year ended March 2013, Asher converted $95,000 of convertible notes into 13,163,177 shares of common stock of the Company at variable conversion prices as defined in the note agreement.

As of March 31, 2013, convertible notes was $64,593 net of $17,407 debt discount. Any amount of principal or interest on these note which is not paid when due shall bear interest at a rate of 22% per annum from the due date until paid. The notes mature on May 20, 2013, August 14, 2013 and December 26, 2013.

Total Interest expense including default interest on all notes for the years ended March 31, 2013 and 2012 was $837,389 and $328,077 respectively.

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

The Company evaluated the conversion option embedded in its Convertible Notes in accordance with the provisions of ASC 815 and determined that the conversion option have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the note. Accordingly, the embedded conversion option in the convertible notes are classified as derivative liabilities at the issuance dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method, which the Company believes approximate the results obtained using the Binomial Lattice model. At March 31, 2013 the fair value of the derivative liability was $100,762. The change in the fair value of the derivative liability was $111,730 and $0 for the years ended March 31, 2013 and 2012 respectively and is recorded in the Statement of Operations.

Note 6 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of March 31, 2013, 100,062,234 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of March 31, 2013, no such shares were issued and outstanding.

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

Common Stock Issued

In August 2010, the Company issued 1,250,000 shares of common stock with an ascribed value of $50,000 (based on the value of the services) to Real Holdings Capital, LLC (“RHC”) in exchange for $125 and services that related to the formation and establishment of the Company and its business operations. The Company’s Chairman, President and Chief Executive Officer, Mr. Rosenberg, is a beneficiary under a trust that owns RHC.

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

In March 2012, the Company issued a total of 850,000 shares of common stock. The Company issued 25,000 shares of common stock to each of four independent Directors. The shares were valued at $3,500 to each Director based on the closing price ($0.14) on the date the shares were granted. The Company issued 250,000 shares each to three consultants as compensation for services. The shares were valued at $35,000 to each consultant based on the closing price on the date the shares were granted. These amounts were expensed in the quarter ended March 31, 2012. In December 2012, the issuance of 775,000 of these shares was rescinded, returned to the Company and cancelled. In February 2013 the Company issued 500,000 shares of common stock valued at $25,000 based on the closing price ($0.05) on the date the shares were granted to each of three consultants, and issued 25,000 shares to one independent Director valued at $1,250.

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

In January 2013, the Company issued 2,000,000 shares of the Company’s common stock with an aggregate value of $40,000 ($.02 per share) as compensation for services rendered in 2012.

In January 2013, the Company sold 6,000,000 shares of the Company’s common stock for $60,000 to investors pursuant to a stock purchase agreement at $0.01 per share.

In January 2013, the Company issued 1,562,500 shares of common stock with an aggregate value of $5,000 ($.0032 per share) as partial conversion of the Asher notes payable.

In January 2013, the Company issued 1,300,000 shares of common stock with an aggregate value of $26,000 ($0.02 per share) to Marckensie Theresias as part of a severance package.

In January 2013, the Company issued 1,500,000 shares of common stock with an aggregate value of $30,000 ($0.02 per share) to a consultant for services rendered.

In February 2013, the Company issued 1,094,891 shares of common stock with an aggregate value of $15,000 ($0.0137 per share) as partial conversion of the Asher notes payable.

In February 2013, the Company issued a total of 1,525,000 shares of common stock. The Company issued 25,000 shares of common stock to one independent Director. The shares were valued at $1,250 based on the closing price ($0.05) on the date the shares were granted. The Company issued 500,000 shares each to three consultants as compensation for services. The shares were valued at $25,000 to each consultant based on the closing price on the date the shares were granted. These amounts were expensed in the quarter ended March 31, 2013.

In February 2013, the Company issued 4,200,000 shares of common stock with an aggregate value of $14,700 ($0.0035 per share) as partial conversion of the Asher notes payable.

In March 2013, the Company issued 1,518,519 shares of common stock with an aggregate value of $4,100 ($0.0027 per share) as partial conversion of the Asher notes payable.

In March 2013, the Company issued 2,884,615 shares of common stock with an aggregate value of $15,000 ($0.0052 per share) as partial conversion of the Asher notes payable.

In March 2013, the Company issued 5,000,000 shares of common stock with an aggregate value of $50,000 ($.01 per share) for services rendered in preparing an Equity Incentive Plan. The value of the services is to be amortized over a six month period.

Warrants Issued

In February 2011, the Company issued a two-year warrant to an individual affiliated with Southshore to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Company recorded a charge for the fair value totaling $16,659 that was included in interest expense in the fiscal year ended March 31, 2011. This warrant was subsequently cancelled and reissued on May 20, 2011 at $.50 per share having a fair value of $4,368 and was charged to interest expense during the year ended March 31, 2012. In January 2013 these warrants were cancelled per the Goldstein Family note payable.

In connection with a series of amendments to the Southshore Note during the year ended March 31, 2012, the Company issued two year warrants to purchase an aggregate 357,000 shares of the Company’s common stock at an exercise price of $.05 per shares. The Company recorded a charge for the fair value totaling $5,654 that was included in interest expense in the fiscal year ended March 31, 2012. In January 2013 these warrants were cancelled per the Goldstein Family note payable.

On March 16, 2012, the Company issued a five-year warrant to a note-holder to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $1.75 per share as an added inducement for additional advances from the note-holder. On the same date, the Company also issued a five-year warrant to a related party note holder to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The Company recorded a charge for the fair value totaling $16 that was included in interest expense in the fiscal year ended March 31, 2012.

On August 1, 2012 the Company issued a warrant to Jorge Gonzalez, the Company’s Chief Financial Officer, to purchase up to 156,000 shares of common stock at an exercise price equal to $1.00. The warrant expires August 1, 2014. The Company recorded a charge for the fair value totaling $11,617 that was included in compensation expense in the fiscal year ended March 31, 2013.

On October 4, 2012 the Company issued a two-year warrant to Joshua Goldstein to purchase 212,500 shares of the Company’s common stock at an exercise price of $.10 per share as an added inducement for additional advances from the note-holder. On the same date, the Company also issued a two-year warrant to the Goldstein Limited Partnership to purchase 697,000 shares of the Company’s common stock at an exercise price of $.10 per share. The Company recorded a charge for the fair value totaling $42,715 that was included in interest expensed in the quarter ended December 31, 2012. In January 2013 these warrants were cancelled per the Goldstein Family note payable.

On November 12, 2012, in conjunction with a convertible note agreement. The Company issued to Asher warrants to purchase 2,200,000 shares of common stock at an exercise price of $.01 per share for a period of five years that expire on November 12, 2017. The warrants were determined to be a derivative instrument. The Company computed the fair value of the warrants to be $43,954 and is included in derivative liabilities.

Note 7 – Related Party Transactions

The Company conductsits operations from office space in Chicago, Illinois, that is leased by Urban R2 Development ("Urban R2"). Urban R2 is controlled by Mr. Rosenberg, the Company's Chief Executive Officer, and during the fiscal year ended March 31, 2013, the Company agreed to reimburse Urban R2 for one hundred percent of its monthly occupancy expenses. Over the period April 1, 2012 through March 31, 2013 the Company advanced funds to Urban R2 totaling $113,310 for use in investing and operations. Urban R2 has repaid $32,500 against the advances resulting in a balance due to the Company as of March 31, 2013 of $80,810. In the year ended March 31, 2013 the Company also paid to SL Civic Wacker, LLC a $100,000 deposit as security for office space at 20 N Wacker Dr, STE 4120, Chicago, IL 60606. For the fiscal years ended March 31, 2013 and 2012, the Company's share of these expenses charged to Q Lotus by Urban R2 totaled approximately $272,000 and $302,000, respectively. As of March 31, 2013 and 2012 amounts owed to Urban R2 included in accounts payable was $14,088 and $11,563 respectively.

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

Note 9 - Income Taxes

The Company’s deferred tax assets and liabilities consist of the effects of temporary differences attributable to the following:

	For the Years Ended March 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carryovers	$2,310,031	$1,296,055
Organization costs	17,628	19,086
Charitable contribution carryover	3,423	3,423
Derivative liability	7,010	0
Total Deferred Tax Assets	2,338,092	1,318,564
Valuation Allowance	(2,307,779)	(1,259,878)
Deferred tax asset, Net of Valuation Allowance	$30,313	$58,686

Stock based compensation	(19,479)	(55,371)
Fixed asset depreciation	(3,824)	(3,315)
Convertible debt	(7,010)	0

Total deferred tax liabilities	(30,313)	(58,686)
Net deferred tax asset (liabilities)	$0	$0

The income tax provision (benefit) consists of the following:

	For the Years Ended March 31,
	2013	2012
Current:
Federal	$—	$—
State and local	—	—
	—	—
Deferred:
Federal	(806,093)	(515,350)
State and local	(241,808)	(216,527)

Change in valuation allowance	1,047,901	731,877

Provision for Income Taxes	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended March 31,
	2013	2012
US Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.3)%	(6.3)%
Other permanent differences	(0.9)%	(3.1)%
Net operating loss deferred true-up	(7.7)%	0%
Change in valuation allowance	47.1%	43.4%
Income Tax Provision (benefit)
Total	—%	—%

As of March 31, 2013 and 2012, the Company had federal net operating loss carryovers (“NOLS”) of approximately $ 5,226,943 and $3,370,672, respectively, and state NOLS of approximately $ 5,466,000 and $3,370,672, respectively, available to offset future taxable income.  These NOLS begin expiring in 2031.  The Company’s net operating loss carry-forwards reflect only those losses that have occurred since the merger.

The utilization of the net operating losses may be subject to substantial limitations due to the “change of ownership” provisions under Section 382 of the Internal Revenue Code and similar state laws, should there be a greater than 50% change of ownership as determined under the regulations. It has been determined that there was a change of ownership with the reverse acquisition in June 2010. Since QLI was in a different line of business before the merger, none of its pre-merger NOLS will be available to offset future taxable income. The change in valuation allowance for the years ended March 31, 2013 and March 31, 2012, is $1,047,901 and $731,877, respectively.

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

Mineral Rights

The Company holds mining rights of properties located in Utah, Arizona and Oregon.  As consideration for the mining rights, the Company entered into a Revenue Sharing Agreement that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that have been extracted and mined from each respective claim. In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.  The assets acquired provide no further support of fair values since there appears to be an absence of objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has not begun any mining operations as of March 31, 2013.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined. Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company does not currently have the means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero. Payments to the transferors for future revenue from said minerals will be charged to expense when incurred. There were no transactions relating to these mineral rights through March 31, 2013.  In June 2011, the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

In the fiscal year ended March 31, 2013 Q Lotus has paid $4,038 to secure rights to silica mining claims that will be used as collateral for asset backed notes to bring financing into the Company to fund operations.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements at this time.

Note 11 – SUBSEQUENT EVENTS

Asher loaned $33,000 in April 2013 and in June 2013 Asher loaned 42,500 to the Company.

In April 2013 Asher converted $15,000 principal of its note dated May 2, 2012 to 3,571,429 shares of common stock at a conversion price of $0.0042 per share.

In May 2013 Asher converted $7,500 in principal along with $500 in interest of its note dated May 2, 2012 to 4,210,526 shares of common stock at a conversion price of $0.0019 per share. Asher converted the remaining $1,000 principal of its note dated May 2, 2012 to 555,556 shares of common stock at a conversion price of $0.0018 per share. Asher converted $6,300 principal if its note dated August 17, 2012 to 3,500,000 shares of common stock at a conversion price of $0.0018 per share.

In June 2013 Asher converted $7,600 principal of its note dated August 17, 2012 to 4,222,222 shares of common stock at a conversion price of $0.0018 per share. Asher converted $8,400 principal of its noted dated August 17, 2012 to 4,200,000 shares of common stock at a conversion price of $0.002 per share.

Urban R2 Development Company, LLC has additionally repaid all of its outstanding loan.

The Equity Incentive Plan agreement was cancelled effective May 31, 2013. As a result 4,000,000 of the 5,000,000 shares of common stock issued as compensation for creation of the plan are to be returned and cancelled.

In May 2013, the Company received an advance of $2,848 from an officer.

In May 2013 the Goldstein Family Limited Partnership, LP agreed to loan an additional $200,000 to the Company. $100,000 was transferred to the Company in May 2013. $50,000 will be transferred in July 2013 and a final advance will follow in August 2013.

In June 2013 the Board authorized the issuance of 10,000,000 shares of $.01/share common stock to raise short term capital for operations. 8,000,000 shares were purchased by the CEO and Chairman of the Company and an affiliate by converting $42,000 in receivables to common stock and purchasing the balance with $38,000 in cash. These shares have not yet been issued by the transfer company.