Form 10-Q
period 2013-06-30
Q LOTUS HOLDINGS INC
filed 2013-08-19
CIK 1391142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 000-52595

Q LOTUS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	14-1961383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 North Wacker Drive, Suite 4120 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 14, 2013 there were 122,107,681 shares of the registrant's common stock outstanding.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2013

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements convey our current expectations and projections relating to our financial condition, results of operations, plans, objectives, business strategy, budgets, projected costs, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current fact. These statements may include words such as “anticipate,” “believe,” “can have,” “continue,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. The absence of these words does not necessarily mean that a statement is not forward-looking.

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

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

⋅	the effects of competition in the industries we conduct business in today and in the future;
⋅	the failure by us to anticipate changes in consumer and business preferences;
⋅	the loss of key employees;
⋅	changes in general business conditions and other factors which are beyond our control;
⋅	our rights and ability to mine, our receipt of the required permits and approvals from governmental authorities;
⋅	our substantial indebtedness;
⋅	other factors outside our control.

In particular, you should consider the numerous risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed on July 15, 2013 for the fiscal year ended March 31, 2013, and in our periodic reports on Form 10-Q.

Although we believe the expectations reflected in the forward-looking statements are reasonable, in light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

We derive many of our forward-looking statements from our budgets and forecasts, which are based on many assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of know factors, and it is impossible for us to anticipate all factors that would affect our actual results. Important factors that could cause actual results to differ materially from our expectations or cautionary statements are disclosed under Item 1A. “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on July 15, 2013 for the fiscal year ended March 31, 2013. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the “SEC”) and public communications. You should evaluate all forward-looking statements made in our Annual Report on Form 10-K filed on July 15, 2013 for the fiscal year ended March 31, 2013, and in our periodic reports on Form 10-Q in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results we expect or anticipate or, even if substantially realized, they will result in the consequences or affect us, or our operations, in the way we expect.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	March 31
	2013	2013
	(unaudited)
Assets
Current Assets
Cash	$1,154	$156
Prepaid expenses	25,000	25,000

Total Current Assets	26,154	25,156

Property and Equipment, Net	21,288	22,892

Non-Current Assets
Due from Urban R2 - related party	100,000	180,810
Advances to Southshore Development	125,000	115,000
Advances to MBC LLC	400,000	400,000
Other assets	4,038	4,038

Total Non-Current Assets	629,038	699,848

Total Assets	$676,480	$747,896

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$845,058	$712,561
Accrued interest	145,485	71,657
Demand note payable	6,000	6,000
Notes payable - related party	162,500	195,949
Convertible notes payable, net of debt discount $64,029 and $17,407 as of June 30, 2013 and March 31, 2013 respectively	48,671	64,593
Derivative liability	548,822	100,762
Notes payable	3,332,436	3,089,936

Total Current Liabilities	5,088,972	4,241,458
Commitments and Contingencies

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0001 par value; 400,000,000 shares authorized, 124,321,967 and 100,062,234 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	12,432	10,006
Additional paid-in-capital	2,189,712	2,105,838
Deferred Compensation	—	(48,370)
Deficit accumulated during development stage	(6,614,636)	(5,561,036)

Total Stockholders' (Deficit) Equity	(4,412,492)	(3,493,562)

Total Liabilities and Stockholders' (Deficit) Equity	$676,480	$747,896

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			March 31, 2010
	Three Months Ended		(Inception)
	June 30, 2013	June 30, 2012	to June 30, 2013

Revenue	$—	$—	$—

Operating Expenses	(417,634)	(259,128)	(4,752,659)

Other Income/(Expense)
Impairment of Investment	—	—	(45,250)
Interest Expense	(861,361)	(69,006)	(2,045,716)
Change in fair value of derivative liability	254,273	—	366,003
Amortization of debt discount	(28,878)	—	(137,014)

Total Other Income/(Expense)	(635,966)	(69,006)	(1,861,977)

Net Loss	$(1,053,600)	$(328,134)	$(6,614,636)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and diluted	107,816,452	55,937,955

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

						Total
						Stockholders'
	Common Stock		Additional	Accumulated	Deferred	(Deficit)
	Shares	Amount	Paid-in-Capital	Deficit	Compensation	Equity

Balances - March 31, 2012	56,349,057	$5,635	$1,540,325	$(3,335,804)	$(137,500)	$(1,927,344)

Shares issued for services	5,000,000	500	49,500	-	(50,000)	-

Amortization of compensation for services	-	-	-	-	139,130	139,130

Shares issued as conversion of loan principal	13,163,177	1,316	91,984	-	-	93,300

Warrants issued for services	-	-	54,333	-	-	54,333

Shares issued for cas — $0.01 per share	20,000,000	2,000	198,000	-	-	200,000

Cancellation of shares	(775,000)	(78)	78	-	-	-

Shares issued to directors and consultants	6,325,000	633	171,618	-	-	172,251

Net loss	-	-	-	(2,225,232)	-	(2,225,232)

Balances - March 31, 2013	100,062,234	10,006	2,105,838	(5,561,036)	(48,370)	(3,493,562)

Amortization of compensation for services	-	-	-	-	8,370	8,370

Cancellation of shares	(4,000,000)	(400)	(39,600)	-	40,000	-

Shares issued as conversion of loan principal	24,459,733	2,446	85,854	-	-	88,300

Shares to be issued for cash — $0.01 per share	3,800,000	380	37,620	-	-	38,000

Net loss	-	-	-	(1,053,600)	-	(1,053,600)

Balances - June 30, 2013	124,321,967	12,432	2,189,712	(6,614,636)	—	(4,412,492)

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the three	For the three	March 31, 2010
	Months Ended	Month Ended	(Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

Cash Flows from Operating Activities
Net Loss	$(1,053,600)	$(328,134)	$(6,614,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,604	2,573	32,658
Amortization of deferred compensation	8,370	82,500	325,000
Loss on disposal of assets	—	—	34,641
Fair value of warrants issued for services	—	—	64,372
Default and other financing interest	770,833	—	1,598,411
Stock based compensation	—	5,500	516,291
Investment impairment	—	—	45,250
Amortization of debt discount	28,878	37,000	137,014
Change in fair value of derivative liabilities	(254,273)	—	(366,003)
Changes in operating assets and liabilities
Prepaid expenses	—	—	(25,000)
Other assets	—	—	(4,038)
Accounts payable and accrued expenses	138,997	10,742	851,557
Accrued interest	73,828	31,010	145,485

Net Cash Used in Operating Activities	(285,363)	(158,809)	(3,258,998)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(88,588)
Investment and advances	70,810	(611,256)	(670,250)

Cash Provided by (Used in) Investing Activities	70,810	(611,256)	(758,838)

Cash Flows from Financing Activities
Proceeds from demand note payable	—	—	6,000
Proceeds from convertible notes payable	75,500	32,000	285,000
Proceeds from notes payable - related parties	3,429	30,000	255,878
Repayment of notes payable - related parties	(1,378)	(21,875)	(57,878)
Proceeds from short term notes payable	100,000	730,000	2,487,108
Proceeds from the issuance of common stock	38,000	—	1,042,882

Cash Provided by Financing Activities	215,551	770,125	4,018,990

Net Increase in Cash and Cash Equivalents	998	60	1,154

Cash and Cash Equivalents - Beginning	156	14	—

Cash and Cash Equivalents - Ending	$1,154	$74	$1,154

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	—	$102,743
Cash paid for taxes	—	—	—
Supplemental Disclosure of Non-Cash Information
Conversion of promissory note to stock	$46,300	5,500	$173,800
Conversion of related party debt to stock	$42,000	—	$42,000

See the accompanying notes to these condensed consolidated financial statements.

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and liquidity

Organization

Q Lotus Holdings, Inc. (“Q Lotus” or the “Company”) is a Nevada Corporation formed to operate as a resource company with an important focus on natural resources and mining, and interests in finance and real estate. As of June 30, 2013, the Company had two wholly owned subsidiaries, Q Lotus, Inc. (“QLI”), a Nevada corporation whose operations through such date have consisted of the acquisition of certain mining claims, and Midwest Business Credit, Inc. (“MBC”), a Nevada corporation that was formed in order to acquire the assets of Midwest Business Credit LLC (“MBC LLC”), an asset based lending company which provides secured financing.

Currently, our business consists solely of holding mineral rights in a portfolio of minerals and our activities to date have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

We are a development stage company and are in our early stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock, advances made by the Company’s Chairman, related parties, other advances from unaffiliated third parties and issuance of notes payable all totaling approximately $4,018,990.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At June 30, 2013, the Company had negative working capital of approximately $5,063,000 and an accumulated deficit of approximately $6,614,000. The Company needs to raise additional capital from external sources through different funding initiatives or equity placements in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2013, the Company’s activities have been limited to its formation, business planning, pursuing capital and the exploration of possible acquisitions and investments.

As of August 19, 2013, the Company had minimal available cash balances. Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds to continue to meet ongoing operating requirements through fiscal year 2014.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the three-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto for the Company included in the Company’s Form 10-K filed on July 15, 2013 for the fiscal year ended March 31, 2013.

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

The Company follows the provisions of ASC 740, “Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has no material uncertain tax positions that would require recognition in the financial statements as of June 30, 2013 and 2012.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements
Quoted prices in
		active markets for	Significant	Significant
		unobservable	other	observable
	June 30,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$548,822			$548,822

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	June 30,	March 31,
	2013	2013
	(unaudited)
Beginning Balance	$100,762	$—
Aggregate fair value of derivative issued	$75,500	$126,754
Issuance charge in excess of note proceeds	$626,833	$85,738
Change in fair value of derivative included in results of operations	$(254,273)	$111,730

Ending Balance	$548,822	$(100,762)

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three month period ended June 30, 2013 excludes potentially dilutive securities, including warrants of 97,956,000 and convertible securities of 65,308,123, because their inclusion would be anti-dilutive. The computation of loss per share for the quarter ended June 30, 2012 excludes potentially dilutive securities, including warrants of 4,507,000 and convertible securities of 1,916,000, because their inclusion would be anti-dilutive.

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

Mineral Rights

The Company holds mining rights of properties located in Utah, Arizona and Oregon.  As consideration for the mining rights, the Company entered into a Revenue Sharing Agreement that would provide the transferors with a percentage of the net revenue realized from the sale of minerals that have been extracted and mined from each respective claim. In valuing such consideration (rights to receive fees in the future) the Company considered many factors in determining an appropriate fair value of the consideration/rights. Since the Company did not exchange any monetary consideration for the acquired mining rights, the Company will account for the mining rights in accordance with the guidance described with respect to “Nonmonetary Transactions”.  The assets acquired provide no further support of fair values since there appears to be an absence of objective support to measure the value of the rights within reasonable limits that any value can be realized.  It should be noted that the Company has not begun any mining operations as of June 30, 2013.  No studies have been performed as to the magnitude of the cost necessary to extract any value and at present, based on the information available, no reliable estimates as to the realizable nature of the assets can be determined. Given that no monetary consideration was paid, and that no minimum payments have been guaranteed, and given that the Company does not currently have the means to pay for such rights, the fair value of the consideration was determined to be de minimus and therefore valued at zero. Payments to the transferors for future revenue from said minerals will be charged to expense when incurred. There were no transactions relating to these mineral rights through June 30, 2013.  In June 2011, the Company entered into an agreement to swap four of its mining claims, representing approximately one-third of such claims, with an unrelated third party in exchange for four equivalent claims.

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

Note 5 – Advances

During the year ended March 31 2013, the Company made advances to Southshore Real Estate Development, LLC, in the amount of $115,000 and during the quarter ended June 30, 2013 an additional $10,000 was advanced bringing the total of the advances to $125,000 to secure development rights for a real estate project to revitalize the downtown commercial district of Lake Zurich Illinois and is refundable by September 30, 2013. Q Lotus also advanced funds to MBC LLC in the amount of $400,000. Monies advanced to MBC LLC are to be converted to capital as part of the Company’s desire to acquire MBC LLC. If the acquisition is ultimately not consummated within one year by June 1, 2014, MBC LLC is required to repay such advances to Q Lotus upon its request.

Note 6 – Debt

Demand Note Payable

In April 2011, the Company received an advance of $6,000 from an unaffiliated third party that was used to pay operating expenses. This note is non-interest bearing and payable on demand.

Notes Payable – Related Parties

In July 2010 the Company received an advance totaling $22,500 from a minority shareholder of the Company that was used to pay operating expenses.  In October 2010, the Company entered into a loan agreement with this shareholder and was advanced $140,000 to pay operating expenses.  Both the advance and the note are non-interest bearing and payable on demand. The total amount due to this lender was $162,500 at June 30, 2013.

In March 2012, the Company received an advance of $25,000 from an officer of the Company to pay operating expenses. This note is non-interest bearing and payable on demand. The Company subsequently received $34,278 and repaid $30,278. The balance of $29,000 was converted to common stock at $0.01 per share.

In August and September of 2012 the Company received an advance of $6,020 from an officer of the Company to pay operating expenses. This note is non-interest bearing and payable on demand. During the quarter ended June 30, 2013 the Company received an additional $580, of which $100 was repaid in cash. The balance of $6,500 was converted to common stock at $0.01 per share.

Notes Payable

Notes payable consist of the following:

	June 30, 2013 (unaudited)	March 31, 2013
Bellcourt Note	500,000	425,000
Husain Note	317,500	280,000
Urso Note	150,000	150,000
Powers Note	230,000	230,000
MBC LLC Note	328,000	298,000
Goldstein Family Note	1,806,936	1,706,936

Total notes payable	$3,332,436	$3,089,936

Bellcourt Note

On September 12, 2011, the Company issued a note to Timothy Bellcourt, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Bellcourt $250,000. In the event that certain conditions of the note are not satisfied, Mr. Bellcourt may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. The maturity date of the note was extended to May 31, 2012, and further extended to June 30, 2013. As of June 30, 2013, the principal balance as recorded was $500,000 including default interest of $375,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

          Husain Note

On September 12, 2011, the Company issued a note to Matloob Husain, in the principal amount of $125,000 that matured on March 7, 2012. Upon maturity, the Company agreed to pay Mr. Husain $187,500. In the event that certain conditions of the note are not satisfied, Mr. Husain may demand repayment of the original principal amount, which may be paid in shares of the Company's common stock, valued at the date of repayment. The maturity date of the note was extended to May 31, 2012, and further extended to June 30, 2013. As of June 30, 2013, the principal balance as recorded was $317,500 including default interest of $192,500. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

Urso Note

On September 12, 2011, the Company issued a note to Estefania Urso, in the principal amount of $150,000 that matured on January 10, 2012 and was extended to June 30, 2012. Upon maturity, the Company will pay Ms. Urso $150,000. In the event that certain conditions of the note are not satisfied and escrowed funds are not returned to the Company, then the Company will be obligated to repay the principal amount of the loan, plus interest ($180,000 in the aggregate) to Ms. Urso in shares of the Company's common stock, valued at the date of repayment. At March 31, 2012, accretion to the note was $35,000 and is recorded as a charge to interest expense. On March 14, 2012, the Company provided 350,000 shares of Company common stock to Ms. Urso valued at $.10 per share to compensate her for $35,000 accrued interest. As of June 30, 2013, the principal balance as recorded was $150,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

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

MBC LLC Note

In April 2012, the Company received $180,000 from MBC LLC. The funds were used to pay operating expenses. A $16,000 loan fee was recorded to interest expense at the original maturity date of June 21, 2012. On June 21, 2012 the loan was extended to July 6, 2012 for an additional loan fee of $16,000 that was recorded to interest expense. On July 6, 2012 the maturity date of the note was extended to August 31, 2012 for an additional $16,000 loan fee. On August 31, 2012 the maturity of the note was further extended to January 31, 2013 for an additional loan fee of $50,000. On January 31, 2013 the maturity of the note was further extended to June 30, 2013 for an additional loan fee of $50,000. As of June 30, 2013, the principal balance was $328,000, including loan fees of $148,000. The note is in default and accordingly is classified as a current liability. The Company is in discussion with the note holder to amend the maturity date of the note. There can be no assurance that the Company will be successful in its effort to obtain an amendment.

          Goldstein Family Note

In January 2013, The Company entered into a promissory note agreement with Goldstein Family Partnership, LP (“Goldstein”) whereby certain promissory notes in the aggregate of $796,884 including principle and accrued interest issued to individuals and entities related to Goldstein during the year were consolidated in a single 15% promissory note. In addition, the Southshore note in the amount of $650,052 was consolidated into the note as well. Pursuant to the terms of the note agreement and as amended, the Company received proceeds in the amount of $360,000. The principal balance as of June 30, 2013 is $1,806,936 and bears interest at a rate of 15% per annum. The note matures September 1, 2013. As part of the note agreement with Goldstein, the Company agreed to purchase a 51% interest in Southshore Real Estate Development, LLC (“Southshore”) whereby the Company will be responsible to pay a total of $5.2 million including an additional $3.2 million as defined in the original note agreement. The Company has yet to consummate and execute the asset purchase agreement and transfer title of the interest in Southshore.

In May 2013 the Goldstein Family Partnership, LP agreed to loan an additional $200,000 to the Company. $100,000 was transferred to the Company in May 2013. $50,000 will be transferred in July 2013 and a final advance of $50,000 will follow in August 2013.

Convertible Note Payable

The Company has entered into several financing transaction with Asher Enterprises, Inc., ("Asher") pursuant to which the Company issued convertible notes to Asher in the aggregate amount of $285,000. The notes have been unsecured, and provide for the conversion of all principal and interest outstanding under the notes into shares of the Company's common stock beginning six months after the issuance date of the respective notes (“conversion date”), at a rate of 35% - 50% of the market price (no lower than $0.01) of the Company's common stock for the six lowest trading days during the ten day period prior to such conversion; provided, however, that the notes require 61 days prior written notice of conversion to the Company if such conversion would put Asher and/or its affiliates over 4.99% beneficial ownership in the Company.

The conversion price of the notes is subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of common stock subject to the Note may be adjusted in the event of mergers, distributions, a sale of substantially all of the Company's assets, tender offers and dilutive issuances. In connection with the financings, the Company entered into a Securities Purchase Agreement that grants Asher a limited right of first refusal in the event the Company wishes to obtain additional working capital loans that are under $150,000. During the three months ended June 30, 2013, Asher converted $46,300 of convertible notes into 20,259,733 shares of common stock of the Company at variable conversion prices as defined in the note agreement.

As of June 30, 2013, convertible notes totaled $48,671, net of a $64,029 debt discount. Any amount of principal or interest on these notes that is not paid when due shall bear interest at a rate of 22% per annum from the due date until paid. The notes mature on May 20, 2013, August 14, 2013, December 26, 2013, March 12, 2014 and March 13, 2014.

Total interest expense including default interest on all notes payable for the three month periods ended June 30, 2013 and 2012, was approximately $861,000 and $69,000, respectively.

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

The Company evaluated the conversion option embedded in its Convertible Notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option is not fixed at any time during the term of the note. The Company also issued warrants that provide for an adjustment of the exercise price in the event that the Company subsequently issue equity securities or equity linked securities at prices more favorable than the exercise price of the warrant. Accordingly, the embedded conversion option in the convertible notes and common stock purchase warrants are classified as derivative liabilities at the issuance dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method which the Company believes approximate the results obtained using the Binomial Lattice model. The fair value of common stock purchase warrant was determined using the Black Sholes Model. At June 30, 2013 the fair value of the derivative liability was $548,822 of which $479,431 is attributed to the fair value of approximately 92 million common stock purchase warrants. The change in the fair value of the derivative liability was $254,273 and $0 for the three months ended June 30, 2013 and 2012, respectively, and is recorded in the Condensed Consolidated Statements of Operations.

Note 7 – Stockholders’ Deficit

Common Stock

The Company has authorized 400,000,000 shares of common stock, $0.0001 par value per share, and as of June 30, 2013, adjusted for the stock split, 124,321,967 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company, which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, $0.001 par value per share, and as of June 30, 2013, no shares were issued and outstanding.

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

In March 2013, the Company issued 5,000,000 shares of common stock with an aggregate value of $50,000 ($.01 per share) for services rendered in preparing an Equity Incentive Plan. The value of the services is to be amortized over a six-month period. The Equity Incentive Plan agreement was cancelled effective May 31, 2013. As a result 4,000,000 of the 5,000,000 shares of common stock issued as compensation for creation of the plan are to be returned and cancelled.

In April 2013, the Company issued 3,571,429 shares of common stock with an aggregate value of $15,000 ($0.0042 per share) as partial conversion of the Asher notes payable.

In May 2013, the Company issued 4,210,526 shares of common stock with an aggregate value of $8,000 ($0.0019 per share) as partial conversion of the Asher notes payable.

In May 2013, the Company issued 555,556 shares of common stock with an aggregate value of $1,000 ($0.0018 per share) as partial conversion of the Asher notes payable.

In May 2013, the Company issued 3,500,000 shares of common stock with an aggregate value of $6,300 ($0.0018 per share) as partial conversion of the Asher notes payable.

In June 2013, the Company issued 4,222,222 shares of common stock with an aggregate value of $7,600 ($0.0018 per share) as partial conversion of the Asher notes payable.

In June 2013, the Company issued 4,200,000 shares of common stock with an aggregate value of $8,400 ($0.002 per share) as partial conversion of the Asher notes payable.

In June 2013 the Board authorized the issuance of 10,000,000 shares of $.01 per share common stock to raise short term capital for operations. 8,000,000 shares were purchased by the CEO and Chairman of the Company and an affiliate by converting $42,000 in receivables to common stock and purchasing the balance with $38,000 in cash.

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

In connection with a series of amendments to the Southshore Note during the year eneded March 31, 2012, the Company issued two year warrants to purchase an aggregate 357,000 shares of the Company’s common stock at an exercise price of $.05 per share. The Company recorded a charge for the fair value totaling $5,654 that was included in interest expense in the fiscal year ended March 31, 2012. In January 2013 these warrants were cancelled per the Goldstein Family Note payable.

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

On October 4, 2012 the Company issued a two-year warrant to Joshua Goldstein to purchase 212,500 shares of the Company’s common stock at an exercise price of $.10 per share as an added inducement for additional advances from the note-holder. On the same date, the Company also issued a two-year warrant to the Goldstein Limited Parnership to purchase 697,000 shares of the company’s common stock at an exercise price of $.10 per share. The Company recorded a charge for the fair value totaling $42,715 that was included in interest expense in the quarter ended December 31, 2012. In January 2013 these warrants were cancelled per the Goldstein Family Note payable.

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

In April 2013, in conjunction with a convertible note agreement. The Company issued to Asher warrants to purchase 6,600,000 shares of common stock at an exercise price of $.005 per share for a period of five years that expire on May 19, 2018. The warrants were determined to be a derivative instrument. The Company computed the fair value of the warrants to be $79,200 and is included in derivative liabilities.

On June 10, 2013, in conjunction with a convertible note agreement. The Company issued to Asher warrants to purchase 45,000,000 shares of common stock at an exercise price of $.0005 per share for a period of five years that expire on June 10, 2018. The warrants were determined to be a derivative instrument. The Company computed the fair value of the warrants to be $261,000 and is included in derivative liabilities.

On June 11, 2013, in conjunction with a convertible note agreement. The Company issued to Asher warrants to purchase 40,000,000 shares of common stock at an exercise price of $.0005 per share for a period of five years that expire on June 11, 2018. The warrants were determined to be a derivative instrument. The Company computed the fair value of the warrants to be $184,000 and is included in derivative liabilities.

Note 8 – Related Party Transactions

The Company conducts its operations from office space in Chicago, Illinois, that is leased by Urban R2 Development Company, LLC ("Urban R2"). Urban R2 is controlled by Mr. Rosenberg, the Company's Chief Executive Officer, and during the three months ended June 30, 2013, the Company agreed to reimburse Urban R2 for one hundred percent of its monthly occupancy expenses.   For the three months ended June 30, 2013 and 2012, the Company's share of these expenses totaled approximately 97,500 and $70,000, respectively. As of June 30, 2013 and 2012 amounts owed to Urban R2 included in accounts payable was approximately $32,000 and $0 respectively. Over the period April 1, 2012 through March 31, 2013 the Company advanced funds to Urban R2 totaling $113,310 for use in investing and operations. Urban R2 has repaid all of these outstanding advances. In the fiscal year ended March 31, 2013, on behalf of Urban R2, the Company also paid $100,000 to SL Civic Wacker, LLC as security deposit for office space at 20 North Wacker Drive, Suite 4120, Chicago, IL 60606. The balance is included in the amounts due from Urban R2.

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

Note 10 – Subsequent Events

The Goldstein Family Partnership, LP loaned an additional $50,000 on July 1, 2013 and $50,000 on August 1, 2013 for operating expenses of the Company.

In July 2013, the Company issued 5,785,714 shares of common stock with an aggregate value of $8,100 ($0.0014 per share) as partial conversion of the Asher notes payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Q Lotus Holdings, Inc. (the “Company”) for the three months ended June 30, 2013 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “ us,” “ we,” “ our,” and similar terms refer to the Company. This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. You should keep in mind that any forward-looking statement made by us in this Form 10-Q and/or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K filed on July 15, 2013 for the fiscal year ended March 31, 2013, and in our periodic reports on Form 10-Q.

OVERVIEW

We are a Nevada corporation formed to operate as a natural resource company with an important focus on natural resources and mining, and interests in finance and real estate. As of June 30, 2013 the Company had two wholly owned subsidiaries, QLI whose operations through such date have consisted of the acquisition of certain mining claims, and MBC which was formed in order to acquire the assets of MBC LLC an asset based lending company which provides secured financing.

We are a development stage company and are in our early stage of operations. The Company has funded its operations to date from proceeds received from the sale of its common stock and advances made by the Company’s Chairman, related parties, and unaffiliated third parties.

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

PLAN OF OPERATIONS

Our Plan of Operations and Planned Operating Segments

In June 2013, after completing an internal study of the Mining Claims and following significant discussions among members of our Board of Directors and our industry consultants, we have decided to continue our effort towards the development of our natural resource and mining business and to pursue the realization of our current mining interests and to seek new investment opportunities. We remain committed to our interests in finance and real estate.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance, which requires that such equity instruments be recorded at their fair value on the date of a grant, using the Black-Scholes Option Valuation Model method for stock options and the quoted price of its common stock for unrestricted shares that are amortized over the vesting period of the award. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of a grant in the same manner as employee awards. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock-based compensation is reflected within operating expenses. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for the Company’s shares, before and after the non-cash share payment date.

Results of Operations

Operating Income/Loss

We have no operating income. As of June 30, 2013, our operating losses amounted to approximately $1,054,000 compared with $328,000 at June 30, 2012.

General and Administrative Expenses

Through June 30, 2013, the Company’s activities have been limited to formation of the legal and business structure, business planning, the pursuit of capital and the exploration of possible acquisitions and investments.

Operating expenses for the three months ended June 30, 2013 of approximately $418,000 were incurred relating to travel expenses of approximately $3,000, consulting fees of approximately $80,000, promotional expenses of approximately $16,000, professional fees of approximately $216,000, payroll expense of approximately $61,000, and supplies and services of approximately $42,000.

Operating expenses for the three months ended June 30, 2012 of approximately $259,000 were incurred relating to consulting fees of approximately $35,000, promotional expenses of approximately $83,000, professional fees of approximately $63,000, payroll expense of approximately $6,000, and supplies and services of approximately $72,000.

Interest Expenses

The Company’s interest expenses amounted to approximately $861,000 and $70,000 for the three months ended June 30, 2013 and 2012, respectively. The increase is the result of additional costs incurred in connection with note extensions and convertible notes payable.

Net Loss

As of June 30, 2013 we have cumulative net losses of $6,614,000 due to the factors noted above.

Liquidity and Capital Resources

As of June 30, 2013 the Company had minimal available cash balances. Our primary sources of liquidity to date have been limited to the sale of our securities and other financing activities. We will need to raise additional funds in order to continue funding our ongoing operations through fiscal year 2014, as we do not believe that cash generated through operations and our current financing arrangements will be sufficient to meet our current expenses, capital requirements, anticipated capital expenses and scheduled debt payments.

We also may initiate corporate bond offerings to raise capital for our planned investments. There can be no assurance that the Company will be successful in raising these funds or executing its business plans.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Since Q Lotus was created on March 31, 2010, the Company has had no revenue and has generated losses from operations. At June 30, 2013, the Company had negative working capital of approximately $5,063, 000 and an accumulated deficit of approximately $6, 614,000. Since its formation on March 31, 2010 through June 30, 2013, the Company raised approximately $1,043,000 in cash from the issuance of common stock and approximately $3,034,000 in proceeds from the issuance of notes payable. These funds were primarily used in ongoing operations, to formulate business plans and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

There can be no assurance that such funding initiatives will be successful and any equity placement could result in substantial dilution to current stockholders. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2013, the Company’s activities have been limited to its formation, business planning, pursuing capital and the exploration of possible acquisitions and investments.

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

In connection with the audit of our annual 2013 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

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

Q LOTUS HOLDINGS, INC.
(A Development Stage Company)

August 19, 2013	/s/ Gary A. Rosenberg
Gary A. Rosenberg
Chief Executive Officer

August 19, 2013	/s/ Jorge Gonzalez
Jorge Gonzalez
Chief Financial Officer